Form 10-Q
period 1995-06-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1995-08-11
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM   TO
                                                        ---  ---
                         Commission file number 0-11163

                      IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


          California                                       93-0798850
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No   .
                                               ---     ---

                      IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                                PAGE
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                                        2

          Statements of Operations for the three and six months ended June 30, 1995 and 1994 (unaudited)          3

          Statements of Cash Flows for the six months ended June 30, 1995 and 1994 (unaudited)                    4

          Notes to Financial Statements (unaudited)                                                               5

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   7


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                                                        9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                      IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                             June 30,        December 31,
                                                                               1995              1994
                                                                            -----------      ------------
                  Assets
                  ------
Current assets:
   Cash, includes $347,096 at June 30, 1995 and $246,731
      at December 31, 1994 in interest-bearing accounts                     $   364,538      $   258,196
   Short-term investments                                                     1,319,031        1,650,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                           731,230        1,075,455
                                                                            -----------      -----------

           Total current assets                                               2,414,799        2,983,651
                                                                            -----------      -----------

Container rental equipment, at cost                                          15,863,949       17,372,943
   Less accumulated depreciation                                             10,436,337       11,074,433
                                                                            -----------      -----------
      Net container rental equipment                                          5,427,612        6,298,510
                                                                            -----------      -----------
Other assets, net                                                                    -               278
                                                                            -----------      -----------

                                                                            $ 7,842,411      $ 9,282,439
                                                                            ===========      ===========
     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
   Current portion of equipment debt                                        $        -       $   283,547
   Interest payable                                                                  -             2,578
                                                                            -----------      -----------
      Total current liabilities                                                      -           286,125
                                                                            -----------      -----------

Partners' capital:
   General partners                                                              40,488           47,386
   Limited partners                                                           7,801,923        8,948,928
                                                                            -----------      -----------

           Total partners' capital                                            7,842,411        8,996,314
                                                                            -----------      -----------

                                                                            $ 7,842,411      $ 9,282,439
                                                                            ===========      ===========





        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                       Three Months Ended                Six Months Ended
                                                    -----------------------           -----------------------
                                                     June 30,      June 30,           June 30,      June 30,
                                                       1995          1994               1995          1994
                                                    ---------      --------           --------     ----------
Net lease revenue (notes 1 and 3)                    $472,991      $736,860           $984,773     $1,434,450

Other operating expenses:
  Depreciation                                        189,935       227,503            388,987        463,057
  Other general and administrative expenses            21,016        24,911             34,885         38,423
                                                     --------      --------           --------     ----------
                                                      210,951       252,414            423,872        501,480
                                                     --------      --------           --------     ----------
    Earnings from operations                          262,040       484,446            560,901        932,970

Other income (expense):
  Interest income                                      27,298        18,124             53,385         33,588
  Interest expense                                         -        (27,347)            (5,156)       (61,701)
  Net gain on disposal of equipment                   145,787       116,140            296,921        217,346
                                                     --------      --------           --------     ----------
                                                      173,085       106,917            345,150        189,233
                                                     --------      --------           --------     ----------
    Net earnings                                     $435,125      $591,363           $906,051     $1,122,203
                                                     ========      ========           ========     ==========
Allocation of net earnings:

  General partners                                   $  4,351      $  5,913           $  9,061     $   11,222
  Limited partners                                    430,774       585,450            896,990      1,110,981
                                                     --------      --------           --------     ----------
                                                     $435,125      $591,363           $906,051     $1,122,203
                                                     ========      ========           ========     ==========
Limited partners' per unit share of net earnings     $     15      $     21           $     32     $       40
                                                     ========      ========           ========     ==========






        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                    Six Months Ended
                                                                              ----------------------------
                                                                                June 30,         June 30,
                                                                                  1995             1994
                                                                              -----------      -----------
Net cash provided by operating activities                                     $ 1,294,379      $ 1,319,379

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                                             824,495          588,207

Cash flows used in financing activities:
  Principal payment of long-term debt                                            (283,547)        (516,167)
  Distribution to partners                                                     (2,059,954)      (1,360,564)
                                                                              -----------      -----------

         Net cash used in financing activities                                 (2,343,501)      (1,876,731)
                                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents                             (224,627)          30,855

Cash and cash equivalents at January 1                                          1,908,196        2,110,768
                                                                              -----------      -----------

Cash and cash equivalents at June 30                                          $ 1,683,569      $ 2,141,623
                                                                              ===========      ===========

Supplemental disclosure for cash flow information:

  Cash paid during the period for:
      Interest                                                                $        -       $    29,725
                                                                              ===========      ===========







        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Marine Container Income Fund IV (A California Limited Partnership) (the "Partnership") was organized under the laws of the State of California on November 25, 1981 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partner is Smith Barney Shearson, Inc. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                                 June 30,           December 31,
                                                                   1995                 1994
                                                                ----------          ------------
           Lease receivables, net of doubtful accounts
              of $282,394 at June 30, 1995 and $230,408 at
              December 31, 1994                                 $1,575,143           $1,773,027
           Less:
           Direct operating payables and accrued expenses          350,961              276,411
           Damage protection reserve                               172,504              232,013
           Incentive fees                                          320,448              189,148
                                                                ----------           ----------
                                                                $  731,230           $1,075,455
                                                                ==========           ==========


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                                                Three Months Ended                 Six Months Ended
                                            -------------------------         -------------------------
                                             June 30,       June 30,           June 30,       June 30,
                                               1995           1994               1995           1994
                                            ----------     ----------         ----------     ----------
           Rental revenue                   $1,264,449     $1,403,307         $2,506,719     $2,804,153

           Rental equipment
             operating expenses                264,939        306,039            490,169        558,222
           Base management fees                206,071        263,413            436,264        522,913
           Incentive fees                      320,448         96,995            595,513        288,568
                                            ----------     ----------         ----------     ----------
                                            $  472,991     $  736,860         $  984,773     $1,434,450
                                            ==========     ==========         ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     The Registrant disposed of 806 containers during the six-month period ended June 30, 1995, in accordance with one of its original investment objectives - to realize the residual value of its containers after the expiration of their economic useful lives. The Registrant anticipates its operating results and distributions from operations to decline in subsequent periods as a result of its container sales.

     The diminishing fleet size and the related results from operations contributed to the reduction in cash and cash equivalents, as well as net lease receivables due from the Leasing Company. The Registrant extinguished the remaining balance of its equipment debt during the first quarter of 1995.

     The Registrant's cash balances at June 30, 1995 included sales proceeds from equipment disposals in the amount of $346,440. The Registrant will distribute these sales proceeds and $606,270 of cash from operations during the third quarter of 1995, representing distributions to its limited partners for the second quarter of 1995.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                         Three Months Ended           Six Months Ended
                                                       ----------------------      -----------------------
                                                       June 30,      June 30,      June 30,       June 30,
                                                         1995          1994          1995           1994
                                                       -------       -------       -------        -------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))             10,092        12,212         10,442        12,343
         Average Utilization                               89%           85%            88%           84%

     The declining fleet size and higher utilization rates contributed to a $41,100 and $68,053 decline in rental equipment operating expenses during the three and six-month periods ended June 30, 1995, respectively. Accordingly, base management fees also declined. The extinguishment of the Registrant's equipment debt during the first quarter of 1995 contributed to an increase in cash generated from operations and, accordingly, an increase in incentive management fees.

     Approximately 34% and 33% of the Registrant's net earnings for the three and six-month periods ended June 30, 1995, respectively, were from gain on disposal of equipment, as compared to 20% and 19% for the same three and six-month periods in the prior year, respectively. As the Registrant accelerates the disposal of its containers in subsequent periods, net gains on disposals will contribute significantly to the Registrant's net earnings.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IEA MARINE CONTAINER INCOME FUND IV
                                (A California Limited Partnership)

                                By  Cronos Capital Corp.
                                    The Managing General Partner



                                By  /s/ JOHN KALLAS
                                    ---------------------------------------
                                    John Kallas
                                    Vice President, Chief Financial Officer
                                    Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX



         Exhibit
           No.                    Description
         -------                  -----------
           27                Financial Data Schedule
