Form 10-Q
period 1995-09-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1995-11-13
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                          4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                              7
          Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                        9

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                               September 30,   December 31,
                                                                   1995           1994
                                                               -------------   ------------
                  Assets
                  ------
Current assets:
   Cash, includes $286,352 at September 30, 1995 and $246,731
      at December 31, 1994 in interest-bearing accounts         $   286,895     $   258,196
   Short-term investments                                         1,350,000       1,650,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                               673,105       1,075,455
                                                                -----------     -----------

           Total current assets                                   2,310,000       2,983,651
                                                                -----------     -----------

Container rental equipment, at cost                              14,963,884      17,372,943
   Less accumulated depreciation                                 10,002,874      11,074,433
                                                                -----------     -----------
      Net container rental equipment                              4,961,010       6,298,510
                                                                -----------     -----------

Other assets, net                                                      --               278
                                                                -----------     -----------

                                                                $ 7,271,010     $ 9,282,439
                                                                ===========     ===========

     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
   Current portion of equipment debt                            $      --       $   283,547
   Interest payable                                                    --             2,578
                                                                -----------     -----------

      Total current liabilities                                        --           286,125
                                                                -----------     -----------

Partners' capital:
   General partners                                             $    37,978     $    47,386
   Limited partners                                               7,233,032       8,948,928
                                                                -----------     -----------

           Total partners' capital                                7,271,010       8,996,314
                                                                -----------     -----------

                                                                $ 7,271,010     $ 9,282,439
                                                                ===========     ===========

        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended               Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                      1995             1994             1995             1994
                                                  -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 3)                  $  391,050       $  597,754     $  1,375,823     $  2,032,204

Other operating expenses:
  Depreciation                                        180,342          221,369          569,329          684,426
  Other general and administrative expenses             4,643           17,081           39,528           55,504
                                                   ----------       ----------     ------------     ------------
                                                      184,985          238,450          608,857          739,930
                                                   ----------       ----------     ------------     ------------

    Earnings from operations                          206,065          359,304          766,966        1,292,274

Other income (expenses):
  Interest income                                      23,304           22,336           76,689           55,924
  Interest expense                                        -            (20,148)          (5,156)         (81,849)
  Net gain on disposal of equipment                   158,327          158,803          455,248          376,149
                                                   ----------       ----------     ------------     ------------
                                                      181,631          160,991          526,781          350,224
                                                   ----------       ----------     ------------     ------------

    Net earnings                                   $  387,696       $  520,295     $  1,293,747     $  1,642,498
                                                   ==========       ==========     ============     ============
Allocation of net earnings:

  General partners                                 $    3,877       $    5,203     $     12,938     $     16,425
  Limited partners                                    383,819          515,092        1,280,809        1,626,073
                                                   ----------       ----------     ------------     ------------
                                                   $  387,696       $  520,295     $  1,293,747     $  1,642,498
                                                   ==========       ==========     ============     ============
Limited partners' per unit share of net earnings   $       14       $       19     $         46     $         59
                                                   ==========       ==========     ============     ============

        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                1995                1994
                                                            -------------       -------------
Net cash provided by operating activities                    $ 1,758,512         $ 1,923,315

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                          1,272,507           1,036,277

Cash flows used in financing activities:
  Principal payment of long-term debt                           (283,270)           (784,857)
  Distribution to partners                                    (3,019,050)         (2,269,458)
                                                             -----------         -----------

         Net cash used in financing activities                (3,302,320)         (3,054,315)
                                                             -----------         -----------

Net decrease in cash and cash equivalents                       (271,301)            (94,723)

Cash and cash equivalents at January 1                         1,908,196           2,110,768
                                                             -----------         -----------

Cash and cash equivalents at September 30                    $ 1,636,895         $ 2,016,045
                                                             ===========         ===========

Supplemental disclosure for cash flow information:

  Cash paid during the period for:
    Interest                                                 $     7,734         $    88,984
                                                             ===========         ===========

        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

                                                                     (Continued)

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                September 30,     December 31,
                                                                    1995             1994
                                                                -------------     ------------
           Lease receivables, net of doubtful accounts
              of $283,589 at September 30, 1995 and $230,408
              at December 31, 1994                               $  1,453,136     $  1,773,027
           Less:
           Direct operating payables and accrued expenses             358,120          276,411
           Damage protection reserve                                  125,713          232,013
           Incentive fees                                             296,198          189,148
                                                                 ------------     ------------

                                                                 $    673,105     $  1,075,455
                                                                 ============     ============

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                                      Three Months Ended               Nine Months Ended
                                                ------------------------------    ------------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                    1995             1994             1995             1994
                                                -------------    -------------    -------------    -------------
           Rental revenue                        $  1,171,953     $  1,383,183     $  3,678,672     $  4,187,336

           Rental equipment
             operating expenses                       278,375          459,164          768,544        1,017,386
           Base management fees                       206,330          253,521          642,594          776,434
           Incentive fees                             296,198           72,744          891,711          361,312
                                                 ------------     ------------     ------------     ------------
                                                 $    391,050     $    597,754     $  1,375,823     $  2,032,204
                                                 ============     ============     ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     The Registrant disposed of 1,227 containers, an amount approximately equal to 11% of its original fleet size, during the nine-month period ended September 30, 1995, in accordance with one of its original investment objectives - to realize the residual value of its containers after the expiration of their economic useful lives. The diminishing fleet size and its effect on operations contributed to the reductions in short-term investments and net lease receivables due from the Leasing Company. The Registrant extinguished the remaining balance of its equipment debt during the first quarter of 1995.

     Since December 31, 1994, the Managing General Partner has monitored the Registrant's fleet size and results of operations, as well as various alternatives and opportunities for selling the remaining containers. The Managing General Partner expects to continue monitoring these factors throughout the 1996 fiscal year. However, during this period, the Registrant will continue disposing its containers as opportunities arise. The Registrant's continuing efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

     The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $459,033. The Registrant will distribute these sales proceeds and $571,626 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $391,050, a decrease of 35% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $1,171,953, a decline of 15% from the same period last year. For the first nine months of 1995, net lease revenue was $1,375,823, a decline of 32% from the first nine months of 1994. Gross rental revenue declined 12% to $3,678,672 over the same nine-month period.

     Gross rental revenue for the third quarter and first nine months of 1995 was primarily affected by the Registrant's diminishing fleet size. Utilization rates increased from those levels experienced during the same periods in the prior year. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly, average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                      Three Months Ended               Nine Months Ended
                                                ------------------------------    ------------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                    1995             1994             1995             1994
                                                -------------    -------------    -------------    -------------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))          9,625           11,743           10,197           12,143
         Average Utilization                           88%              85%              88%              85%

     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     The declining fleet size and higher utilization rates contributed to a $180,789 and $248,842 decline in rental equipment operating expenses during the three and nine-month periods ended September 30, 1995, respectively. Accordingly, base management fees also declined. The extinguishment of the Registrant's debt during the first quarter of 1995 contributed to an increase in incentive fees, which are a performance based fee, subject to the operating results of the fleet, and the cash generated and distributed from operations.

     Approximately 41% and 35% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1995, respectively, were from gain on disposal of equipment, as compared to 31% and 23% for the same three and nine-month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document

          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                                     IEA MARINE CONTAINER INCOME FUND IV
                                     (A California Limited Partnership)

                                     By Cronos Capital Corp.
                                        The Managing General Partner



                                     By /s/ JOHN KALLAS
                                        ---------------------------------------
                                        John Kallas
                                        Vice President, Chief Financial Officer
                                        Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
            No.                           Description
         -------                          -----------
           27                        Financial Data Schedule