Form 10-Q
period 1996-03-31
IEA MARINE CONTAINER INCOME FUND IV
filed 1996-05-15
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                      PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                March 31,     December 31,
                                                                  1996           1995
                                                                  ----           ----

                   Assets
                   ------

Current assets:
    Cash, includes $371,715 at March 31, 1996 and $236,559
       at December 31, 1995 in interest-bearing accounts       $   372,492     $   236,819
    Short-term investments                                       1,000,826       1,250,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                             976,537         747,402
                                                               -----------     -----------

           Total current assets                                  2,349,855       2,234,221
                                                               -----------     -----------

Container rental equipment, at cost                             12,728,498      14,203,296
    Less accumulated depreciation                                8,799,318       9,642,888
                                                               -----------     -----------
       Net container rental equipment                            3,929,180       4,560,408
                                                               -----------     -----------

                                                               $ 6,279,035     $ 6,794,629
                                                               ===========     ===========

      Liabilities and Partners' Capital
      ---------------------------------

Partners' capital:

    General partners                                           $    32,617     $    35,782
    Limited partners                                             6,246,418       6,758,847
                                                               -----------     -----------

           Total partners' capital                               6,279,035       6,794,629
                                                               -----------     -----------

                                                               $ 6,279,035     $ 6,794,692
                                                               ===========     ===========


        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended
                                                      ------------------
                                                    March 31,     March 31,
                                                      1996          1995
                                                      ----          ----


Net lease revenue (notes 1 and 3)                    $336,365     $ 511,781

Other operating expenses:
   Depreciation                                       157,698       199,052
   Other general and administrative expenses            9,347        13,870
                                                     --------     ---------
                                                      167,045       212,922
                                                     --------     ---------

     Earnings from operations                         169,320       298,859

Other income (expense):
   Interest income                                     19,082        26,088
   Interest expense                                      --          (5,156)
   Net gain on disposal of equipment                  247,578       151,134
                                                     --------     ---------
                                                      266,660       172,066
                                                     --------     ---------

     Net earnings                                    $435,980     $ 470,925
                                                     ========     =========

Allocation of net earnings:

   General partners                                  $  4,360     $   4,709
   Limited partners                                   431,620       466,216
                                                     --------     ---------

                                                     $435,980     $ 470,925
                                                     ========     =========

Limited partners' per unit share of net earnings     $  15.57     $   16.82
                                                     ========     =========

        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three Months Ended
                                                              ------------------
                                                         March 31,      March 31,
                                                           1996           1995
                                                           ----           ----


Net cash provided by operating activities              $   460,749      $   703,827


Cash flows provided by investing activities:
   Proceeds from disposal of equipment                     377,322          465,961


Cash flows used in financing activities:
   Distribution to partners                               (951,573)      (1,012,914)
   Principal payment of long-term debt                        --           (283,547)
                                                       -----------      -----------
                                                          (951,573)      (1,296,461)

Net decrease in cash and cash equivalents                 (113,502)        (126,673)

Cash and cash equivalents at January 1                   1,486,820        1,908,196
                                                       -----------      -----------


Cash and cash equivalents at March 31                  $ 1,373,318      $ 1,781,523
                                                       ===========      ===========


Supplemental disclosure for cash flow information:
   Cash paid during the period for:
     Interest                                          $      --        $     7,734
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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.



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

(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:


                                                              March 31,      December 31,
                                                                1996           1995

          Lease receivables, net of doubtful accounts
             of $321,008 at March 31, 1996 and $302,643
             at December 31, 1995                            $1,675,131     $1,332,907
          Less:
          Direct operating payables and accrued expenses        373,343        288,975
          Damage protection reserve                             106,880        120,737
          Incentive fees                                        218,371        175,793
                                                             ----------     ----------

                                                             $  976,537     $  747,402
                                                             ==========     ==========




                                                                     (Continued)

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:



                                                     Three Months Ended
                                                     ------------------
                                                  March 31,     March 31,
                                                    1996          1995
                                                    ----          ----


           Rental revenue                          $954,670     $1,242,270

           Rental equipment operating expenses      220,498        225,231
           Base management fees                     179,436        230,193
           Incentive fees                           218,371        275,065
                                                   --------     ----------

                                                   $336,365     $  511,781
                                                   ========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant entered 1996 with a view towards continuing the disposition process of its container fleet. A lack of viable options during the first quarter of 1996 resulted in the Registrant's continued disposal of containers as part of its ongoing container operations. Accordingly, 684 containers were disposed during the first quarter of 1996, contributing to a decline in the Registrant's operating results and the related cash balances. At March 31, 1996, 53% of the original equipment remained in the Registrant's fleet, as compared to 59% at December 31, 1995, and was comprised of the following:



                                        20-Foot      40-Foot
                                        -------      -------

          Containers on lease:
               Term leases                 290          282
               Master lease              2,316        1,711
                                         -----        -----
                   Subtotal              2,606        1,993
          Containers off lease             548          497
                                         -----        -----

               Total container fleet     3,154        2,490
                                         =====        =====


                                                   20-Foot            40-Foot
                                                   -------            -------
                                                Units      %       Units      %
                                                -----      -       -----      -

          Total purchases                       7,097     100%     3,647     100%
               Less disposals                   3,943      56%     1,157      32%
                                                -----     ---      -----     ---

          Remaining fleet at March 31, 1996     3,154      44%     2,490      68%
                                                =====     ===      =====     ===



      Net lease receivables at March 31, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. During the first quarter of 1996, distributions from operations and sales proceeds amounted to $951,573, reflecting distributions to the general and limited partners for the fourth quarter of 1995. This represents a decline from the $1,038,183 distributed during the fourth quarter of 1995, reflecting distributions for the third quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 82% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, downward pressures on base per-diem rental rates have begun to emerge within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three- month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $336,365, a decline of 34% from the first quarter of 1995. Approximately 57% of the Registrant's net earnings for the three-month period ended March 31, 1996 were from gain on disposal of equipment, as compared to 32% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the quarter was $954,670, a decline of 23% from the same period last year. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and utilization levels. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and 1995 were as follows:



                                                          Three Months Ended
                                                          ------------------
                                                         March 31,    March 31,
                                                           1996        1995
                                                           ----        ----

                  Average Fleet Size (measured in
                    twenty-foot equivalent units (TEU))     8,525      12,475
                  Average Utilization                          82%         84%



      Rental equipment operating expenses were 23% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 18% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning. The Registrant's declining fleet size and related operating performance also contributed to a decline in base management and incentive fees, when compared to the same period in the prior year.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


Exhibit
  No.          Description                                                                        Method of Filing
  ---          -----------                                                                        ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of January 15, 1982

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996


- -----------------------

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

                                    IEA MARINE CONTAINER INCOME FUND IV
                                    (A California Limited Partnership)

                                    By   Cronos Capital Corp.
                                         The Managing General Partner

                                    By    /s/ JOHN KALLAS
                                          --------------------------

                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  May 14, 1996

                                  EXHIBIT INDEX

 Exhibit
   No.         Description                                                                        Method of Filing
   ---         -----------                                                                        ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of January 15, 1982

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document



- -----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated January 18, 1982, included as part of Registration Statement on Form S-1 (No. 2-75378)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 2-75378)