Form 10-Q
period 1996-06-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1996-08-13
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No X .
                                      ---   ---

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                    4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                6

          Notes to Financial Statements (unaudited)                                                           7

tem 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                   12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30,       December 31,
                                                                     1996             1995
                                                                 -----------      ------------
                   Assets
                   ------
Current assets:
     Cash, includes $240,263 at June 30, 1996 and $236,559
         at December 31, 1995 in interest-bearing accounts       $   240,366       $   236,819
     Short-term investments                                        1,652,037         1,250,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                           1,095,416           747,402
                                                                 -----------       -----------

              Total current assets                                 2,987,819         2,234,221
                                                                 -----------       -----------

Container rental equipment, at cost                               10,324,603        14,203,296
     Less accumulated depreciation                                 7,227,798         9,642,888
                                                                 -----------       -----------
         Net container rental equipment                            3,096,805         4,560,408
                                                                 -----------       -----------

                                                                 $ 6,084,624       $ 6,794,629
                                                                 ===========       ===========
        Liabilities and Partners' Capital

Partners' capital:
     General partners                                            $    32,665       $    35,782
     Limited partners                                              6,051,959         6,758,847
                                                                 -----------       -----------

              Total partners' capital                              6,084,624         6,794,629
                                                                 -----------       -----------

                                                                 $ 6,084,624       $ 6,794,629
                                                                 ===========       ===========


        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended                Six Months Ended
                                                       -------------------------       --------------------------
                                                       June 30,        June 30,         June 30,         June 30,
                                                         1996            1995             1996             1995
                                                       --------       ----------       ----------       ---------

Net lease revenue (notes 1 and 3)                      $250,603       $  472,991       $  586,968       $ 984,773

Other operating expenses:
     Depreciation                                       134,991          189,935          292,689         388,987
     Other general and administrative expenses           10,804           21,016           20,151          34,885
                                                       --------       ----------       ----------       ---------
                                                        145,795          210,951          312,840         423,872
                                                       --------       ----------       ----------       ---------
         Earnings from operations                       104,808          262,040          274,128         560,901

Other income (expense):
     Interest income                                     23,192           27,298           42,274          53,385
     Interest expense                                        --               --               --          (5,156)
     Net gain on disposal of equipment                  541,677          145,787          789,255         296,921
                                                       --------       ----------       ----------       ---------
                                                        564,869          173,085          831,529         345,150
                                                       --------       ----------       ----------       ---------
         Net earnings                                  $669,677       $  435,125       $1,105,657       $ 906,051
                                                       ========       ==========       ==========       =========
Allocation of net earnings:
     General partners                                  $  6,697       $    4,351       $   11,057       $   9,061
     Limited partners                                   662,980          430,774        1,094,600         896,990
                                                       --------       ----------       ----------       ---------
                                                       $669,677       $  435,125       $1,105,657       $ 906,051
                                                       ========       ==========       ==========       ---------
Limited partners' per unit share of net earnings       $  23.92       $    15.54       $    39.49       $   32.36
                                                       ========       ==========       ==========       =========


        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended
                                                           ------------------------------
                                                             June 30,          June 30,
                                                               1996               1995
                                                           -----------        -----------

Net cash provided by operating activities                  $   812,199        $ 1,294,379

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                     1,409,045            824,495

Cash flows used in financing activities:
     Principal payment of long-term debt                            --           (283,547)
     Distribution to partners                               (1,815,661)        (2,059,954)
                                                           -----------        -----------

              Net cash used in financing activities         (1,815,661)        (2,343,501)
                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents           405,583           (224,627)

Cash and cash equivalents at January 1                       1,486,820          1,908,196
                                                           -----------        -----------

Cash and cash equivalents at June 30                       $ 1,892,403        $ 1,683,569
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

(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                         June 30,      December 31,
                                                           1996            1995
                                                       ----------      ------------
Lease receivables, net of doubtful accounts
    of $393,624 at June 30, 1996 and $302,643 at
    December 31, 1995                                  $1,627,431       $1,332,907
Less:
Direct operating payables and accrued expenses            245,369          288,975
Damage protection reserve                                 109,069          120,737
Incentive fees                                            177,577          175,793
                                                       ----------       ----------
                                                       $1,095,416       $  747,402
                                                       ==========       ==========



                                                                     (Continued)

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                              Three Months Ended                Six Months Ended
                                          -------------------------       ---------------------------
                                           June 30,        June 30,         June 30,         June 30,
                                             1996            1995             1996             1995
                                          ---------      ----------       ----------       ----------

Rental revenue                            $805,582       $1,264,449       $1,760,252       $2,506,719

Rental equipment operating expenses        219,777          264,939          440,275          490,169
Base management fees                       157,625          206,071          337,061          436,264
Incentive fees                             177,577          320,448          395,948          595,513
                                          --------       ----------       ----------       ----------

                                          $250,603       $  472,991       $  586,968       $  984,773
                                          ========       ==========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant entered 1996 with a view towards accelerating the disposition of its container fleet. A lack of viable options during the first six months of 1996 resulted in the Registrant's continued disposal of containers as part of its ongoing operations. Accordingly, 1,768 containers were disposed during the first six months of 1996, contributing to an increase in cash generated from sales proceeds and, accordingly, the related cash balances. At June 30, 1996, 42% of the original equipment remained in the Registrant's fleet, as compared to 59% at December 31, 1995, comprised as follows:

                                                          20-Foot                            40-Foot
                                                          -------                            -------
         Containers on lease:
              Term leases                                   265                                203
              Master lease                                1,944                              1,377
                                                          -----                              -----
                  Subtotal                                2,209                              1,580

         Containers off lease                               314                                457
                                                         ------                             ------

              Total container fleet                       2,523                              2,037
                                                          =====                              =====

                                                           20-Foot                      40-Foot
                                                     ----------------          -----------------------
                                                     Units         %            Units               %
                                                     ------     -----           -----             ----

         Total purchases                              7,097      100%           3,647             100%
              Less disposals                          4,574       64%           1,610              44%
                                                      -----      ----           -----             ----

         Remaining fleet at June 30, 1996             2,523       36%           2,037              56%
                                                      =====      ====           =====             ====



      Net lease receivables at June 30, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed and receivables related to the sale of containers increased. The diminishing fleet size, and its related operating performance, also contributed to the decline in direct operating payables and damage protection reserve.

      During the second quarter of 1996, distributions from operations and sales proceeds amounted to $864,088, reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from the $951,573 distributed during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 83% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $250,603 and $586,968, respectively, a decline of 47% and 40% from the same three and six-month periods in the prior year, respectively. Approximately 81% and 71% of the Registrant's net earnings for the three and six-month periods ended June 30, 1996, respectively, were from gain on disposal of equipment, as compared to 34% and 33% for the same three and six-month periods in the prior year, respectively. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $805,582, and $1,760,252, respectively, reflecting a decline of 36% and 30% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. Average per-diem rental rates decreased approximately 3% and 1%, when compared to the same three and six-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:

                                                      Three Months Ended         Six Months Ended
                                                   -----------------------     ---------------------
                                                   June 30,       June 30,     June 30,     June 30,
                                                     1996           1995         1996         1995
                                                   --------       --------     --------     --------

         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))   7,282          10,092       7,903         10,442
         Average Utilization                           84%             89%         83%            88%


      Rental equipment operating expenses were 27% and 25% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 21% and 20% during the three and six-month periods ended June 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning, also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's declining fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

 Exhibit
   No.         Description                                                           Method of Filing
 -------       -----------                                                           ----------------

   3(a)        Limited Partnership Agreement of the Registrant, amended and          *
               restated as of January 15, 1982

   3(b)        Certificate of Limited Partnership of the Registrant                  **

   27          Financial Data Schedule                                               Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996

__________

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

                                   IEA MARINE CONTAINER INCOME FUND IV
                                   (A California Limited Partnership)

                                   By Cronos Capital Corp.
                                      The Managing General Partner

                                   By  /s/ JOHN KALLAS
                                      -----------------------
                                      John Kallas
                                      Vice President, Chief Financial Officer
                                      Principal Accounting Officer

Date:  August 13, 1996

                                  EXHIBIT INDEX

 Exhibit
   No.         Description                                                           Method of Filing
 -------       -----------                                                           ----------------

   3(a)        Limited Partnership Agreement of the Registrant, amended and          *
               restated as of January 15, 1982

   3(b)        Certificate of Limited Partnership of the Registrant                  **

   27          Financial Data Schedule                                               Filed with this document




__________

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated January 18, 1982, included as part of Registration Statement on Form S-1 (No. 2-75378)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 2-75378)