Form 10-Q
period 1996-09-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1996-11-12
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                       4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                 September 30,      December 31,
                                                                     1996              1995
                                                                 -------------      ------------
                   Assets
                   ------
Current assets:
     Cash, includes $247,154 at September 30, 1996 and $236,559
         at December 31, 1995 in interest-bearing accounts        $  247,365        $   236,819
     Short-term investments                                        1,628,282          1,250,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                             589,691            747,402
                                                                  ----------        -----------

              Total current assets                                 2,465,338          2,234,221
                                                                  ----------        -----------

Container rental equipment, at cost                                9,088,646         14,203,296
     Less accumulated depreciation                                 6,362,052          9,642,888
                                                                  ----------        -----------
         Net container rental equipment                            2,726,594          4,560,408
                                                                  ----------        -----------

                                                                  $5,191,932        $ 6,794,629
                                                                  ==========        ===========

        Liabilities and Partners' Capital
        ---------------------------------
Partners' capital:
     General partners                                             $   25,210        $    35,782
     Limited partners                                              5,166,722          6,758,847
                                                                  ----------        -----------

              Total partners' capital                              5,191,932          6,794,629
                                                                  ----------        -----------

                                                                  $5,191,932        $ 6,794,629
                                                                  ==========        ===========

        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended                   Nine Months Ended
                                                      ------------------------------    ---------------------------------
                                                      September 30,    September 30,    September 30,       September 30,
                                                          1996             1995             1996                1995
                                                      -------------    -------------    -------------       -------------

Net lease revenue (notes 1 and 3)                       $260,417        $  391,050        $  847,385         $1,375,823
Other operating expenses:
   Depreciation                                          113,674           180,342           406,363            569,329
   Other general and administrative expenses              11,269             4,643            31,420             39,528
                                                        --------        ----------        ----------         ----------
                                                         124,943           184,985           437,783            608,857
                                                        --------        ----------        ----------         ----------
     Earnings from operations                            135,474           206,065           409,602            766,966

Other income (expenses):
   Interest income                                        29,211            23,304            71,485             76,689
   Interest expense                                           --                --                --             (5,156)
   Net gain on disposal of equipment                     402,133           158,327         1,191,388            455,248
                                                        --------        ----------        ----------         ----------
                                                         431,344           181,631         1,262,873            526,781
                                                        --------        ----------        ----------         ----------
     Net earnings                                       $566,818        $  387,696        $1,672,475         $1,293,747
                                                        ========        ==========        ==========         ==========
Allocation of net earnings:
   General partners                                     $  5,668        $    3,877        $   16,725         $   12,938
   Limited partners                                      561,150           383,819         1,655,750          1,280,809
                                                        --------        ----------        ----------         ----------
                                                        $566,818        $  387,696        $1,672,475         $1,293,747
                                                        ========        ==========        ==========         ==========
Limited partners' per unit share of net earnings        $  20.25        $    13.85        $    59.74         $    46.21
                                                        ========        ==========        ===========        ==========

        The accompanying notes are an integral part of these statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                1996                1995
                                                            -------------       -------------
Net cash provided by operating activities                   $ 1,122,743         $ 1,758,512

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                      2,541,256           1,272,507

Cash flows used in financing activities:
     Principal payment of long-term debt                             --            (283,270)
     Distribution to partners                                (3,275,171)         (3,019,050)
                                                            -----------         -----------

              Net cash used in financing activities          (3,275,171)         (3,302,320)
                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents            388,828            (271,301)

Cash and cash equivalents at January 1                        1,486,819           1,908,196
                                                            -----------         -----------

Cash and cash equivalents at September 30                   $ 1,875,647         $ 1,636,895
                                                            ===========         ===========

     Cash paid during the period for:
        Interest                                            $        --         $     7,734
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


(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                   September 30,       December 31,
                                                                      1996                1995
                                                                   -------------       ------------
      Lease receivables, net of doubtful accounts
          of $333,751 at September 30, 1996 and $302,643 at
          December 31, 1995 $                                       $1,086,746          $1,332,907
      Less:
      Direct operating payables and accrued expenses                   253,471             288,975
      Damage protection reserve                                        113,556             120,737
      Incentive fees                                                   130,028             175,793
                                                                    ----------          ----------
                                                                    $  589,691          $  747,402
                                                                    ==========          ==========

                                                                     (Continued)

                                  IEA MARINE CONTAINER INCOME FUND IV
                                   (A CALIFORNIA LIMITED PARTNERSHIP)

                                NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)      Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                              Three Months Ended                   Nine Months Ended
                                        -------------------------------     -------------------------------
                                        September 30,     September 30,     September 30,     September 30,
                                             1996             1995              1996               1995
                                        -------------     -------------     -------------     -------------
Rental revenue                             $658,421        $1,171,953        $2,418,673        $3,678,672
Rental equipment operating expenses         143,853           278,375           584,128           768,544
Base management fees                        124,123           206,330           461,184           642,594
Incentive fees                              130,028           296,198           525,976           891,711
                                           --------        ----------        ----------        ----------
                                           $260,417        $  391,050        $  847,385        $1,375,823
                                           ========        ==========        ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

         As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant entered 1996 with a view towards accelerating the disposition of its container fleet. A lack of viable options during the first nine months of 1996 resulted in the Registrant's continued disposal of containers as part of its ongoing operations. Accordingly, 2,318 containers were disposed during the first nine months of 1996, contributing to an increase in cash generated from sales proceeds and, accordingly, the related cash balances. At September 30, 1996, 37% of the original equipment remained in the Registrant's fleet, as compared to 59% at December 31, 1995, comprised as follows:

                                                          20-Foot             40-Foot
                                                          -------             -------
         Containers on lease:
              Term leases                                   170                   173
              Master lease                                1,710                 1,244
                                                          -----                 -----
                  Subtotal                                1,880                 1,417

         Containers off lease                               261                   452
                                                          -----                 -----
              Total container fleet                       2,141                 1,869
                                                          =====                 =====

                                                          20-Foot             40-Foot
                                                     ----------------     --------------
                                                     Units         %      Units       %
                                                     -----        ---     -----      ---
         Total purchases                             7,097        100%    3,647      100%
              Less disposals                         4,956         70%    1,778       49%
                                                     -----        ---     -----      ---

         Remaining fleet at September 30, 1996       2,141         30%    1,869       51%
                                                     =====        ===     =====      ===

         Net lease receivables at September 30, 1996 decreased when compared to December 31, 1995, primarily as a result of favorable collections of the Registrant's lease receivables. The diminishing fleet size, and its related operating performance, also contributed to the decline in lease receivables.

         During the third quarter of 1996, distributions from operations and sales proceeds amounted to $1,459,510, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents an increase from the $864,088 distributed during the second quarter of 1996, due to an increase in distributions from sales proceeds. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

         The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. The Registrant's utilization rate declined from 87% at December 31, 1995, to 81% at September 30, 1996. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, the operating expenses of the Registrant, when measured as a percentage of rental revenue, have increased due to higher storage and handling costs associated with lower equipment utilization, and increased repositioning costs. As a result, these leasing market conditions, combined with the Registrant's disposal of containers, are expected to adversely impact the results from operations through the remainder of 1996 and into 1997.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

         Net lease revenue for the three and nine-month periods ended September 30, 1996 was $260,417 and $847,385, respectively, a decline of 33% and 38% from the same three and nine-month periods in the prior year, respectively. Approximately 71% of the Registrant's net earnings for both the three and nine-month periods ended September 30, 1996, were from gain on disposal of equipment, as compared to 41% and 35% for the same three and nine-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

         Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $658,421, and $2,418,673, respectively, reflecting a decline of 44% and 34% from the same three and nine-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. Average per-diem rental rates decreased approximately 3% and 2%, when compared to the same three and nine-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                                      Three Months Ended                    Nine Months Ended
                                                  ----------------------------       -----------------------------
                                                  September 30,  September 30,       September 30,   September 30,
                                                      1996            1995               1996             1995
                                                  -------------  -------------       ------------     ------------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))     6,112           9,625              7,306           10,197
         Average Utilization                            83%             88%                83%              88%

         Rental equipment operating expenses were 22% and 24% of the Registrant's gross lease revenue for the three-month periods ended September 30, 1996 and 1995, respectively. This decline was primarily attributable to a reduction in the provision for doubtful accounts. However, rental equipment operating expenses were 24% and 21% of the Registrant's gross lease revenue for the nine-month periods ended September 30, 1996 and 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including storage, handling and repositioning, also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's declining fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.                     Description                                       Method of Filing
-------                   -----------                                       ----------------

  3(a)      Limited Partnership Agreement of the Registrant, amended and
            restated as of January 15, 1982                                 *

  3(b)      Certificate of Limited Partnership of the Registrant            **

  27        Financial Data Schedule                                         Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996





----------

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



                                 IEA MARINE CONTAINER INCOME FUND IV
                                 (A California Limited Partnership)

                                 By Cronos Capital Corp.
                                    The Managing General Partner



                                 By  /s/ JOHN KALLAS
                                    --------------------------------
                                    John Kallas
                                    Vice President, Treasurer
                                    Principal Financial & Accounting Officer



Date:  November 11, 1996

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





----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated January 18, 1982, included as part of Registration Statement on Form S-1 (No. 2-75378)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 2-75378)