Form 10-K
period 1996-12-31
IEA MARINE CONTAINER INCOME FUND IV
filed 1997-06-16
CIK 357047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from_________ to _________.

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


                                                Name of each exchange on
           Title of each class                     which registered
             Not Applicable
           --------------------                 -------------------------

           Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

                                     Documents incorporated by Reference
PART I
Item 1 - Business          Prospectus of IEA Marine Container Income Fund IV,
                           dated January 18, 1982 included as part of Registration Statement on Form S-1 (No. 2-75378)

                           Certificate of Limited Partnership of IEA Marine Container Income Fund IV, filed as Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-75378)

PART II
Item 9 - Changes in and    Current Report on Form 8-K of IEA Marine Container
         Disagreements     Income Fund IV, filed February 7, 1997 and April
         with Accountants  14, 1997, respectively, and Amendment No. 1 to
         on Accounting     Current Report on Form 8-K filed February 26, 1997.
         and Financial
         Disclosure

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

    The Registrant raised $13,857,600 in subscription proceeds. The following table sets forth the use of said subscription proceeds:


                                                                        Percentage of
                                                         Amount        Gross Proceeds
                                                         ------        --------------
         Gross Subscription Proceeds                   $13,857,600          100.0%

         Public Offering Expenses:
             Underwriting Commissions                  $ 1,385,750           10.0%
             Offering and Organization Expenses        $   297,480            2.1%
                                                       -----------          -----

             Total Public Offering Expenses            $ 1,683,230           12.1%
                                                       -----------          -----

         Net Proceeds                                  $12,174,370           87.9%

         Acquisition Fees                              $   632,170            4.6%

         Working Capital Reserve                       $    47,910            0.3%
                                                       -----------          -----

         Gross Proceeds Invested in Equipment          $11,494,290           83.0%
                                                       ===========          =====


----------

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

    The managing general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. Cronos Holdings/Investments (U.S.), Inc. is a wholly-owned subsidiary of The Cronos Group, a Luxembourg company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of third-party container owners, including all other programs organized by CCC. The associate general partner is Smith Barney Shearson, Inc., a successor to The F&M Corporation.

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

    Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 87% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 6% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

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

    The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270 thousand TEU in 1969 to 10 million TEU in 1996, and according to industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

    The rapid growth of containerization began with the standardization of equipment sizes by international agreement in the late 1960's. Initially confined to the highly competitive trade routes among the industrialized nations, containerization expanded into substantially all free-world trade routes by the early 1970's.

    Throughout the decade of the 1970's, conversion from break bulk shipping methods to containers gained momentum in an environment of generally robust growth in world trade (except during the 1975-76 world-wide recession). Both shipping lines and container leasing companies responded to this growing market demand with major container purchases, while container manufacturers substantially boosted production capacity.

    During the early and mid-1980's, the container industry encountered alternating periods of slow trade growth, creating excess container capacity, followed by periods of economic recovery. From the late 1980s to 1991, the container industry generally experienced a balance in supply and demand for equipment. In 1992, companies embarked on ambitious container production programs encouraged by positive economic forecasts and the profitability of the industry in previous years. This produced an oversupply of containers as some of the major world economies slipped into recession and ocean carriers and leasing companies built up large container inventories. During 1993, container purchasing declined, generally helping to reduce the oversupply of containers.

    During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. Since 1995, the container industry's fleet grew from a size of approximately nine million TEU to approximately ten million TEU, equivalent to a growth of almost 11%, representing one of the industry's largest fleet expansions to date. The primary factor driving demand during 1995 and 1996 has been the steady introduction of new containership tonnage, which grew at a rate comparable to the container industry's fleet. However, the growth in the container industry's fleet, as well as containership tonnage, outpaced increases in worldwide containerized trade, estimated to be approximately 8%-10% during 1995 and 6-7% during 1996. As a result, a general surplus capacity arose, in both containership tonnage and containers, contributing to the current recession that has impacted the container leasing industry. Additionally, during 1995 and 1996, container prices steadily declined to levels not seen in a decade, resulting in ocean carriers purchasing boxes for their own account, further reducing the demand for leased containers and since mid-1995, contributing to a decline in container utilization and per-diem rental rates throughout the container leasing industry.

    The Registrant believes that growth of containerization will continue in subsequent years for the following reasons:

    o Lower freight rates resulting from containerization are generating new cargos that previously were not economical to export. Containerization provides inexpensive, timely and secure transport to manufacturers allowing them to take advantage of regional opportunities in technology or labor, and to move products to different locations at various stages of production;

    o Intermodal traffic is expected to continue to grow, and industrialized countries are continuing to improve intermodal infrastructure (i.e., railways, roads and ports);

    o Shippers continue to demand transportation of cargo by containers rather than break-bulk;

    o Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

    o Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

    The container leasing industry has been a significant contributor to the growth of containerization, and, in 1996, had an approximately 46% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

    o Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

    o Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

    o Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop-off containers at various locations around the world.

    Dry cargo containers are the most-commonly used type of container in the shipping industry. Over 90% of the Registrant's dry cargo container fleet are constructed of all Corten(R)steel (Corten(R)roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

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

    Of the 1,775 twenty-foot and 1,707 forty-foot marine dry cargo containers owned by the Registrant as of December 31, 1996, 1,605 twenty-foot (or 90% thereof) and 1,273 forty-foot marine dry cargo containers (or 75% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                              Number of
                                                              Containers
                                                              ----------
         20-Foot Dry Cargo Containers:
             Term Leases                                           160
             Master Leases                                       1,445

         40-Foot Dry Cargo Containers:
             Term Leases                                           164
             Master Leases                                       1,109

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

    The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 16 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

    The Leasing Company also maintains agency relationships with over 40 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

    In addition, the Leasing Company relies on the services of over 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

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

    (c)(1)(vii) For the fiscal year ended December 31, 1996, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

    The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1996, the ten largest leasing companies (including the Leasing Company) represented 93% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 47% of the worldwide leased container fleet at the end of 1996. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

    (c)(1)(xi) Inapplicable.

    (c)(1)(xii) Inapplicable.

    (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the managing general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 4 officers, 5 other managers and 18 clerical and staff personnel.

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

    Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1996, 1995 and 1994. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Registrant's leases generally require all payments to be made in United States currency.


Item 2. Properties

    As of December 31, 1996, the Registrant owned 1,775 twenty-foot and 1,707 forty-foot marine dry cargo containers suitable for transporting of cargo by rail, sea or highway. The Registrant's containers were originally acquired from four container manufacturers located in Japan and Korea. The average age and manufacturers' invoice cost of the containers in the Registrant's fleet as of December 31, 1996 was as follows:

                                                        Estimated
                                                       Useful Life     Average Age  Average Cost
                20-Foot Dry Cargo Containers           10-15 years      14 years      $ 1,881
                40-Foot Dry Cargo Containers           10-15 years      12 years      $ 2,714

    Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1996, utilization averaged 83%.

    During 1996, the Registrant disposed of 1,885 twenty-foot and 961 forty-foot marine dry cargo containers at an average book gain of $545 per container.

Item 3. Legal Proceedings

    As reported by the Registrant in its Current Report on Form 8-K, filed with the SEC on February 7, 1997, as amended February 26, 1997, on February 3, 1997, Arthur Andersen, London, England, resigned as auditors of the Holding Company (The Cronos Group). In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996. In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the SEC.

    Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. CCC does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable at this time to predict the outcome of the SEC's private investigation of the Holding Company.


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

    (a)(1)(ii) Inapplicable.

    (a)(1)(iii) Inapplicable.

    (a)(1)(iv) Inapplicable.

    (a)(1)(v) Inapplicable.

    (a)(2) Inapplicable.

    (b)  Holders

                                                        Number of Unit Holders
    (b)(1)      Title of Class                         as of December 31, 1996
                --------------                         -----------------------
             Units of limited partnership
                interests                                        1,824

    (c)  Dividends

    Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6.         Selected Financial Data

                                                                     Year Ended December 31,
                                       -------------------------------------------------------------------------------
                                           1996             1995            1994              1993             1992
                                           ----             ----            ----              ----             ----
Net lease revenue                      $ 1,099,469      $ 1,811,397      $ 2,560,605      $ 3,253,735      $ 3,857,885
Net earnings                           $ 2,193,964      $ 1,855,842      $ 2,064,766      $ 2,319,944      $ 2,675,479
Net earnings per unit of
     limited partnership interest      $     78.37      $     66.29      $     73.75      $     82.87      $     95.57

Cash distributions per unit of
     limited partnership interest      $    170.31      $    145.31      $    113.75      $    105.00      $    121.25
At year-end:
Total assets                           $ 4,226,879      $ 6,794,629      $ 9,282,439      $11,466,757      $13,038,645
Long-term obligations                  $         -      $         -      $         -      $   283,547      $ 1,344,421
Partners' capital                      $ 4,226,879      $ 6,794,629      $ 8,996,314      $10,110,113      $10,720,726

----------

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

    At December 31, 1996, the Registrant had $1,338,418 in cash and cash equivalents, a decrease of $148,401 and $569,778 from the December 31, 1995 and 1994 balances, respectively. Contributing to the decline in cash was the Registrant's declining fleet size, as well as a decline in operating results.

    During the Registrant's first 11 years of operations, its primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 0.3% of such proceeds), the Registrant relied primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 1992, the Registrant's 11th year of operations, the Registrant began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Registrant has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing, as well as the geographical location when disposed. The Registrant entered 1996 with a view towards accelerating the disposition of its container fleet. However, a lack of viable options during the year resulted in the Registrant disposing containers as part of its ongoing operations. Having just completed its 15th year of operations, the Registrant will focus its attention during 1997 on reviewing various alternatives and opportunities for disposing its remaining fleet.

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

    From inception through February 28, 1997, the Registrant has distributed $29,823,964 in cash from operations and $8,262,306 in cash from sales proceeds to its limited partners. This represents total distributions of $38,086,270, or 275% of the Registrant's original limited partners' investment. Distributions to the partners are determined and paid quarterly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the managing general partner. Cash generated from sales proceeds totaled $3,193,335, $1,738,290 and $1,516,869 for the years ended December 31, 1996, 1995 and 1994, respectively, and should fluctuate in subsequent periods, dependent on the level of container disposals. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and consequently, lower distributions from operations to its partners in subsequent periods.

    Indicative of the cyclical nature of the container leasing business, the container lease market has followed a general downward trend since mid-1995. This downturn can be attributed to a fall in growth of containerized export trade from key markets in Asia and the impact resulting from a build-up of surplus containers at former high-demand locations. Leasing companies purchased record amounts of containers in 1994 and 1995, while purchasing a smaller number than ocean carriers and transport companies in 1996. During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account. This situation has characterized the latest industry downturn. Although these leasing market conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will be primarily impacted by its diminishing fleet size.


Results of Operations

1996 - 1995

    A fall in growth of containerized export trade from key Asian markets contributed to the container leasing market's downward trend during 1996. Also contributing to the sluggish container leasing market conditions were declining container prices, favorable interest rates and an abundance of available capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. In order to counter these market conditions, the Leasing Company implemented various marketing strategies during 1996, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities, including the leasing of containers for local storage.

    As the leasing industry's equipment moved into surplus, ocean carriers and transport companies became increasingly selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, including those within the Registrant's fleet and contributed to the decline in the Registrant's results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers and is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Accordingly, net lease revenue declined by approximately 39%, when compared to 1995. The Registrant expects net lease revenue to decline in subsequent periods as it continues to dispose of its remaining fleet.

    During 1996, utilization rates decreased from an average of 87% during 1995 to an average of 83% during 1996, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from an average of 9,951 TEU in 1995 to 6,827 TEU in 1996. These declines, combined with a 3% reduction in average per-diem rental rates, contributed to a 37% decline in gross rental revenue. Rental equipment operating expenses, when measured as a percentage of rental revenue, increased due to higher storage and handling costs associated with lower equipment utilization and increased repositioning costs.

    At December 31, 1996, 32% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                         20-Foot                    40-Foot
                                                         -------                    -------
         Containers on lease:
              Term leases                                   160                       164
              Master lease                                1,445                     1,109
                                                          -----                     -----
                  Subtotal                                1,605                     1,273
         Containers off lease                               170                       434
                                                         ------                    ------

              Total container fleet                       1,775                     1,707
                                                          =====                     =====

                                                             20-Foot          40-Foot
                                                           -----------       ----------
                                                           Units    %        Units    %
                                                           -----   ---       -----   ---
         Total purchases                                   7,097   100%      3,647   100%
              Less disposals                               5,322    75%      1,940    53%
                                                           -----   ---        ----   ---

         Remaining fleet at December 31, 1996              1,775    25%      1,707    47%
                                                           =====   ===       =====   ===


    The Registrant disposed of 1,885 twenty-foot and 961 forty-foot marine dry cargo containers during 1996, as compared to 1,257 twenty-foot and 343 forty-foot marine dry cargo containers during 1995. As a result, approximately 71% of the Registrant's net earnings for 1996 were from gain on disposal of equipment, as compared to 40% for 1995. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

    The Registrant's aging and declining fleet contributed to a 32% decline in depreciation expense during 1996. The Registrant's base management fee, a fixed fee based on the size of the Registrant's fleet declined by $259,466 , or approximately 31%, during 1996. The extinguishment of the Registrant's debt during the first quarter of 1995 contributed to an increase in incentive fees, performance-based fees subject to the operating results of the fleet, and cash generated and distributed from operations. These management fees are expected to decline in subsequent periods as the Registrant's disposal activities continue.

    As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

    The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner of the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

    The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

    The Registrant does not, at this time, have sufficient information to respond to the concerns raised by Arthur Andersen with respect to its 1996 audit of the Parent Company or the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or the Managing General Partner's and Leasing Company's ability to manage the Registrant's business and fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

    Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the past two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Registrant's two most recent fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


1995 - 1994

    In 1995, the Registrant's operations were impacted by its declining fleet size, increasingly competitive market conditions, including, but not limited to, the container leasing market's resistance to higher per-diem rental rates, an expanding supply of containers within the container industry, as well as increased efficiencies in the shipping industry. As a result, net lease revenue declined by approximately 29%, when compared to 1994.

    Utilization rates increased slightly from an average of 86% during 1994 to an average of 87% during 1995. However, a 1% decline in average per-diem rental rates, combined with a decline in the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) from 11,821 TEU in 1994 to 9,951 TEU in 1995, contributed to a 14% decline in gross rental revenue. Rental equipment operating expenses, when measured as a percentage of rental revenue, increased due to higher storage and handling costs associated with fluctuating equipment utilization, and increased repositioning costs.

    At December 31, 1995, 59% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                         20-Foot                    40-Foot
                                                         -------                    -------
         Containers on lease:
              Term leases                                   311                       380
              Master lease                                2,684                     1,849
                                                          -----                     -----
                  Subtotal                                2,995                     2,229
         Containers off lease                               665                       439
                                                         ------                    ------

              Total container fleet                       3,660                     2,668
                                                          =====                     =====


                                                         20-Foot          40-Foot
                                                     --------------------------------
                                                     Units    %        Units       %
                                                     -----   ---       -----     ----
         Total purchases                             7,097   100%      3,647     100%
              Less disposals                         3,437    48%        979      27%
                                                     -----   ---       -----     ---

         Remaining fleet at December 31, 1995        3,660    52%      2,668      73%
                                                     =====   ===       =====     ===


    The Registrant disposed of 1,257 twenty-foot and 343 forty-foot marine dry cargo containers during 1995, as compared to 1,053 twenty-foot and 335 forty-foot marine dry cargo containers during 1994. As a result, approximately 40% of the Registrant's net earnings for 1995 were from gain on disposal of equipment, as compared to 23% for 1994.

    The Registrant's aging and declining fleet contributed to a 17% decline in depreciation expense during 1995. The Registrant's base management fee, a fixed fee based on the size of the Registrant's fleet declined by $174,826 , or approximately 17%, during 1995. The extinguishment of the Registrant's debt during the first quarter of 1995 contributed to an increase in incentive fees.

Cautionary Statement

    This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Marine Container Income Fund IV
(A California Limited Partnership):


We have audited the accompanying balance sheet of IEA Marine Container Income Fund IV (A California Limited Partnership) as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Marine Container Income Fund IV (A California Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                               Moore Stephens, P.C.
                                               Certified Public Accountants


New York, New York,
  June 6, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Marine Container Income Fund IV
(A California Limited Partnership):


We have audited the accompanying balance sheet of IEA Marine Container Income Fund IV (A California Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Marine Container Income Fund IV (A California Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP


San Francisco, California,
  March 15, 1996

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                   Assets                                                  1996              1995
                                                                         -----------      -----------
Current assets:
    Cash and cash equivalents, includes $1,338,087 in 1996
       and $1,486,559 in 1995 in interest-bearing accounts (note 2)      $ 1,338,418      $ 1,486,819
    Net lease receivables due from Leasing Company
       (notes 1 and 4)                                                       498,339          747,402
                                                                         -----------      -----------

           Total current assets                                            1,836,757        2,234,221
                                                                         -----------      -----------

Container rental equipment, at cost                                        7,967,073       14,203,296
    Less accumulated depreciation                                          5,576,951        9,642,888
                                                                         -----------      -----------
       Net container rental equipment                                      2,390,122        4,560,408
                                                                         -----------      -----------

                                                                         $ 4,226,879      $ 6,794,629
                                                                         ===========      ===========

              Partners' Capital

Partners' capital:
    General partners                                                     $    16,252      $    35,782
    Limited partners (note 9)                                              4,210,627        6,758,847
                                                                         -----------      -----------

           Total partners' capital                                         4,226,879        6,794,629
                                                                         -----------      -----------

                                                                         $ 4,226,879      $ 6,794,629
                                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                          1996             1995             1994
                                                       ----------      -----------       -----------
Net lease revenue (notes 1 and 7)                      $1,099,469      $ 1,811,397       $ 2,560,605

Other operating expenses:
    Depreciation and amortization (notes 1 and 3)         506,232          740,116           893,749
    Other general and administrative expenses              39,585           45,371            69,374
                                                       ----------      -----------       -----------
                                                          545,817          785,487           963,123
                                                       ----------      -----------       -----------

           Earnings from operations                       553,652        1,025,910         1,597,482

Other income (expense):
    Interest income                                        90,469          100,313            77,528
    Interest expense                                            -           (5,156)          (94,601)
    Net gain on disposal of equipment                   1,549,843          734,775           484,357
                                                       ----------      -----------       -----------
                                                        1,640,312          829,932           467,284
                                                       ----------      -----------       -----------

           Net earnings                                $2,193,964      $ 1,855,842       $ 2,064,766
                                                       ==========      ===========       ===========

Allocation of net earnings:

    General partners                                   $   21,939      $    18,558       $    20,648
    Limited partners                                    2,172,025        1,837,284         2,044,118
                                                       ----------      -----------       -----------

                                                       $2,193,964      $ 1,855,842       $ 2,064,766
                                                       ==========      ===========       ===========

Limited partners' per unit share of net earnings       $    78.37      $     66.29       $     73.75
                                                       ==========      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                     Limited
                                     Partners         General
                                     (note 9)         Partners           Total
                                   ------------       --------       ------------
Balances at December 31, 1993      $ 10,057,414       $ 52,699       $ 10,110,113

Net earnings                          2,044,118         20,648          2,064,766

Cash distributions                   (3,152,604)       (25,961)        (3,178,565)
                                   ------------       --------       ------------

Balances at December 31, 1994         8,948,928         47,386          8,996,314

Net earnings                          1,837,284         18,558          1,855,842

Cash distributions                   (4,027,365)       (30,162)        (4,057,527)
                                   ------------       --------       ------------

Balances at December 31, 1995         6,758,847         35,782          6,794,629

Net earnings                          2,172,025         21,939          2,193,964

Cash distributions                   (4,720,245)       (41,469)        (4,761,714)
                                   ------------       --------       ------------

Balances at December 31, 1996      $  4,210,627       $ 16,252       $  4,226,879
                                   ============       ========       ============



   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                1996              1995              1994
                                                             -----------       -----------       -----------
Cash flows from operating activities:
    Net earnings                                             $ 2,193,964       $ 1,855,842       $ 2,064,766
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                          506,232           740,116           893,749
          Net gain on disposal of equipment                   (1,549,843)         (734,775)         (484,357)
          Decrease in net lease receivables due from
              Leasing Company                                    269,624           322,525            55,486
          Decrease in interest payable                                 -            (2,578)           (9,645)
                                                             -----------       -----------       -----------

              Total adjustments                                 (773,987)          325,288           455,233
                                                             -----------       -----------       -----------

              Net cash provided by operating activities        1,419,977         2,181,130         2,519,999
                                                             -----------       -----------       -----------

Cash flows from investing activities:
    Proceeds from disposal of equipment                        3,193,335         1,738,290         1,516,869
                                                             -----------       -----------       -----------

Cash flows used in financing activities:
    Principal payment of long-term debt                                -          (283,270)       (1,060,875)
    Distributions to partners                                 (4,761,714)       (4,057,527)       (3,178,565)
                                                             -----------       -----------       -----------

              Net cash used in financing activities           (4,761,714)       (4,340,797)       (4,239,440)
                                                             -----------       -----------       -----------

Net decrease in cash and cash equivalents                       (148,402)         (421,377)         (202,572)

Cash and cash equivalents at beginning at year                 1,486,820         1,908,196         2,110,768
                                                             -----------       -----------       -----------

Cash and cash equivalents at end of year                     $ 1,338,418       $ 1,486,819       $ 1,908,196
                                                             ===========       ===========       ===========

Supplemental disclosures for cash flow information:

    Cash paid during the year for:
       Interest                                              $        -        $     7,734       $   104,246
                                                             ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(1)   Summary of Significant Accounting Policies

      (a)   Nature of Operations

            IEA Marine Container Income Fund IV (A California Limited Partnership) (the "Partnership") was organized under the laws of the State of California on November 25, 1981 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partner is Smith Barney Shearson, Inc. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership.

            The Partnership commenced operations on March 19, 1982, when the minimum subscription proceeds of $1,000,000 were obtained. The Partnership offered 40,000 units of limited partnership interest at $500 per unit, or $20,000,000. The offering terminated on December 31, 1982, at which time 27,715 limited partnership units had been purchased.

            As of December 31, 1996 32% of the orginal equipment remained in the Partnership's fleet and was comprised of 1,775 twenty-foot and 1,707 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, having just completed its 16th year of operations, will focus its attention during 1997 on disposing its remaining fleet.

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

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



      (c)   Basis of Accounting

            The Partnership utilizes the accrual method of accounting. Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses and management fees due in respect of the containers specified in each operating lease agreement.

            The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (d)   Allocation of Net Earnings and Partnership Distributions

            Net earnings have been allocated between general and limited partners in accordance with the Partnership Agreement.

            Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are based on "distributable cash" and are paid to the general and limited partners on a quarterly basis, in accordance with the provisions of the Partnership Agreement. Distributions from operations are allocated 1% to the general partners and 99% to the limited partners until the limited partners have received a cumulative return of 12% per annum on their adjusted capital contributions and thereafter 50% to the limited partners and 50% to the general partners. In addition, proceeds from container sales are also made quarterly; first to the limited partners until they have received distributions equal to their capital contributions; thereafter 99% to the limited partners and 1% to the general partners until the limited partners have received cumulative distributions equal to 8% per annum on their adjusted capital contributions and thereafter 75% to the limited partners and 25% to the general partners.

            Cash payments from operations to the general partners in excess of 1% of distributable cash are considered to be incentive fees (as defined by the Partnership Agreement) and are compensation to the general partners. Incentive fees are charged to expense in the period incurred.


      (e)   Container Rental Equipment

            In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. In accordance with SFAS 121, container rental equipment is carried at the lower of the container rental equipment's original equipment cost, including capitalized acquisition fees, or the estimated recoverable value of such equipment. There were no reductions to the carrying value of container rental equipment during 1996.

            Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.


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


(2)   Cash and Cash Equivalents

      Cash equivalents include highly liquid investments with a maturity of three months or less on their acquisition date. Accordingly, cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short term debt instruments and limits the amount of credit exposure to any one commercial issuer.


(3)   Loan Origination Fees

      Loan origination fees of $5,000 were incurred during 1990. Total loan fees charged to costs and expenses for each of the years ended December 31, 1996, 1995 and 1994 were $-0-, $278 and $1,111, respectively.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



(4)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1996 and December 31, 1995 were as follows:


                                                                   December 31,        December 31,
                                                                       1996                 1995
                                                                      --------          ----------
           Lease receivables, net of  doubtful accounts
              of $308,477 in 1996 and $302,643 in 1995                $863,002          $1,332,907
           Less:
           Direct operating payables and accrued expenses              168,062             288,975
           Damage protection reserve (note 5)                           76,359             120,737
           Incentive fees                                              120,242             175,793
                                                                      --------          ----------
                                                                      $498,339          $  747,402
                                                                      ========          ==========


(5)   Damage Protection Plan

      The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.


(6)   Equipment Debt

      On August 31, 1990, the Partnership entered into an agreement with a bank to borrow $4,100,000 and refinance the outstanding balances of its existing notes. The note was repaid on February 28, 1995. Interest accrued at a fixed rate of 10.91% per annum.

(7)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and base management and incentive fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1996, 1995 and 1994, was as follows:


                                                        1996           1995           1994
                                                        ----           ----           ----

           Rental revenue (note 11)                 $2,977,084      $4,745,194     $5,482,891
           Less:
           Rental equipment operating expenses         659,923       1,035,647      1,366,060
           Base management fees (note 8)               571,474         830,940      1,005,766
           Incentive fees (note 8)                     646,218       1,067,210        550,460
                                                    ----------      ----------      ---------
                                                    $1,099,469      $1,811,397     $2,560,605
                                                    ==========      ==========     ==========

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

                                        1996           1995           1994
                                        ----           ----           ----
           Base management fees    $   571,474     $   830,940    $ 1,005,766
           Incentive fees              646,218       1,067,210        550,460
                                    ----------      ----------     ----------
                                    $1,217,692      $1,898,150     $1,556,226
                                    ==========      ==========     ==========


(9)   Limited Partners' Capital

      Cash distributions made to the limited partners during 1996, 1995 and 1994 included distributions of proceeds from equipment sales in the amount of $2,961,981, $1,740,861, and $1,143,252, respectively. These distributions are treated as a reduction of "Adjusted Capital Contributions" as defined by the Partnership Agreement.

      The limited partners' per unit share of capital at December 31, 1996, 1995 and 1994 was $152, $244, and $323, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 27,715, the total number of limited partnership units.


(10)  Income Taxes

      The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                         1996                1995               1994
                                                                         ----                ----               ----
Net earnings per statement of operations                            $2,193,964          $1,855,842          $2,064,766
Depreciation for income tax purposes less than
   depreciation for financial statement purposes                       506,232             739,839             892,638
Gain on disposition of assets for tax purposes in excess
   of gain on disposition for financial statement purposes           1,664,055             998,284           1,267,218
Bad debt expense for tax purposes less than
   bad debt expense for financial statement purposes                     5,835              72,235              45,408
                                                                    ----------          ----------          ----------

Net earnings for federal tax purposes                               $4,370,086          $3,666,200          $4,270,030
                                                                    ==========          ==========          ==========

      At December 31, 1996, the tax basis of total partners' capital was $4,021,442.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(11)  Major Lessees

      No single lessee contributed more than 10% of the rental revenue earned during 1996, 1995 and 1994. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.


(12)  Subsequent Events

      As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Holding Company") on February 3, 1997.

      The Cronos Group is the indirect corporate parent of CCC. In its letter of resignation to The Cronos Group, Arthur Andersen states that it resigned as auditors of The Cronos Group and all other entities affiliated with The Cronos Group. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership. In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996.

      The Partnership does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Partnership or the Leasing Company's ability to manage the Partnership's fleet in subsequent periods. However, CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

      Arthur Andersen's report on the financial statements of CCC and the Partnership, for the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Partnership's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

      In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's private investigation of the Holding Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Registrant's discussion regarding the resignation of its certifying accountant is included in the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 7, 1997 and Amendment No. 1 to the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 26, 1997, incorporated herein by reference.

      The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III


Item  10. Directors and Executive Officers of the Registrant

      The Registrant, as such, has no officers or directors, but is managed by CCC, the managing general partner. The officers and directors of CCC at June 4, 1997, are as follows:


            Name                                                 Office
-------------------------------         ------------------------------------------------------------------
Dennis J. Tietz                         President, Chief Executive Officer and Director
John P. McDonald                        Vice President/Sales
Elinor Wexler                           Vice President/Administration and Secretary
John Kallas                             Vice President/Treasurer, Principal Finance and Accounting Officer
Laurence P. Sargent                     Director
Stefan M. Palatin                       Director


      DENNIS J. TIETZ Mr. Tietz, 44, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

      Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

      JOHN P. MCDONALD Mr. McDonald, 35, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

      Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

      ELINOR A. WEXLER Ms. Wexler, 48, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

      Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

      JOHN KALLAS Mr. Kallas, 34, was elected Vice President/Treasurer, Principal Finance and Accounting Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

      Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

      LAURENCE P. SARGENT Mr. Sargent, 67, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

      Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996. He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

      STEFAN M. PALATIN Mr. Palatin, 43, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

      Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.


    The key management personnel of the Leasing Company at June 4, 1997, were as follows:


            Name                                                 Title
-------------------------------         ------------------------------------------------------------
Steve Brocato                           President
Peter J. Younger                        Vice President/Chief Financial Officer
John M. Foy                             Vice President/Americas
Nico Sciacovelli                        Vice President/Europe, Middle East and Africa
Harris H. T. Ho                         Vice President/Asia Pacific
David Heather                           Vice President/Technical Services
John C. Kirby                           Vice President/Operations
J. Gordon Steel                         Vice President/Tank Container Division


      STEVE BROCATO Mr. Brocato, 44, was elected President of the Leasing Company's container division in June 1997, replacing Mr. Nigel J. Stribley, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice president - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was regional manager for Trans Ocean leasing Ltd.

      PETER J. YOUNGER Mr. Younger, 40, was elected Chief Financial Officer of The Cronos Group in March, 1997, replacing Mr. A. Darrell Ponniah, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

      JOHN M. FOY Mr. Foy, 51, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

      NICO SCIACOVELLI Mr. Sciacovelli, 47, was elected Vice President - Europe, Middle East and Africa in June 1997, replacing Mr. Geoffrey Mornard. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

      HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997, replacing Mr. Danny Wong. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

      DAVID HEATHER Mr. Heather, 49, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

      JOHN C. KIRBY Mr. Kirby, 43, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

      J. GORDON STEEL Mr. Steel, 64, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

      The following table sets forth the fees the Registrant paid (on a cash basis) to CCC and Smith Barney Shearson, Inc., the associate general partner of the Registrant, for the fiscal year 1996.


                                                                                          Cash Fees and
                 Name                           Description                                Distributions
                 ----                           -----------                                -------------
        1)   CCC                 Base management fees - equal to $0.25 per                  $ 571,475
                                   day per 20-foot container and $0.43 per
                                   day per 40-foot container owned by the
                                   Registrant pursuant to Section 4.3 of the
                                   Limited Partnership Agreement

        2)   CCC                 Interest in Fund - 1% of distributable cash for            $  11,548
                                   any quarter prior to receipt of the incentive
                                   management fee pursuant to Section 4.6 of
                                   the Limited Partnership Agreement

        3)   CCC                 Interest in Fund - 1% of sales proceeds for                $  26,928
                                   any quarter pursuant to Section 4.5 of
             Smith Barney          the Limited Partnership Agreement
               Shearson, Inc.                                                               $   2,993

        4)   CCC                 Incentive management fee - 50% of the                      $ 701,769
                                   remaining distributable cash from operations
                                   after a cumulative return to the
                                   Limited Partners of 12% per annum of
                                   their adjusted capital contributions
                                   pursuant to Section 4.4 of the Limited
                                   Partnership Agreement


Item  12. Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

      There is no person or "group" of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

      (b)   Security Ownership of Management

      The Registrant has no directors or officers. It is managed by CCC. Ownership of units of limited partnership interests of the Registrant by CCC, its officers and/or directors of CCC is as follows:

                                                              Number                Percent of
           Name of Beneficial Owner                           of Units               All Units
           ------------------------                           --------               ---------
           Laurence P. Sargent                                  22.0                   .079%
           Dennis J. Tietz                                      40.0                   .144%
           Elinor Wexler                                         5.0                   .018%
           John P. McDonald                                     46.0                   .166%
           Cronos Capital Corp.                                160.0                   .577%
                                                               -----                   -----

           Officers, Directors and CCC as a Group              273.0                   .984%
                                                               =====                   =====

      (c)   Changes in Control

      Inapplicable.


Item 13. Certain Relationships and Related Transactions

      (a)   Transactions with Management and Others

      The Registrant's only transactions with management and other related parties during 1996 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the managing general partner, and Smith Barney Shearson, Inc., the associate general partner. See Item 11, "Executive Compensation," herein.

      (b)   Certain Business Relationships

      Inapplicable.

      (c)   Indebtedness of Management

      Inapplicable.

      (d)   Transactions with Promoters

      Inapplicable.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements


       The following financial statements of the Registrant are included in                          Page
Part II, Item 8:                                                                                     -----
           Reports of Independent Public Accountants...........................................    16, 17

           Balance Sheets - December 31, 1996 and 1995.........................................        18

           Statements of operations - for the years ended
               December 31, 1996, 1995 and 1994................................................        19

           Statements of partners' capital - for the years ended
               December 31, 1996, 1995 and 1994................................................        20

           Statements of cash flows - for the years ended
               December 31, 1996, 1995 and 1994................................................        21

           Notes to financial statements.......................................................        22



      All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3. Exhibits


Exhibit
   No.                                        Description                                         Method of Filing
--------       --------------------------------------------------------------------------                ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
                restated as of January  15, 1982

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document




(b)   Reports on Form 8-K

      The Registrant filed a Report on Form 8-K, February 7, 1997 and Amendment No. 1 to Report on Form 8-K, February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

      The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.





---------------------

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


                            IEA MARINE CONTAINER INCOME FUND IV
                            (A California Limited Partnership)

                            By    Cronos Capital Corp.
                                  The Managing General Partner



                            By   /s/  John Kallas
                                 ---------------------
                                  John Kallas
                                  Vice President/Treasurer
                                  Principal Finance and Accounting Officer

Date: June 16, 1997


      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:


              Signature                       Title                          Date
   /s/  Dennis J. Tietz             President and Director of           June 16, 1997
-------------------------------
Dennis J. Tietz                       Cronos Capital Corp.
                                  ("CCC") (Principal Executive
                                         Officer of CCC)

   /s/  John Kallas                 Vice President/Treasurer            June 16, 1997
-------------------------------
John Kallas                     (Principal Finance and Accounting
                                        Officer of CCC)

   /s/  Laurence P. Sargent              Director of CCC                June 16, 1997
-------------------------------
Laurence P. Sargent


                            SUPPLEMENTAL INFORMATION

      The Registrant's annual report will be furnished to its limited partners on or about July 18, 1997. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                  EXHIBIT INDEX


Exhibit
   No.                              Description                                                   Method of Filing
--------       --------------------------------------------------------------------------                ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of January 15, 1982

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document







------------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated January 18,1982, included as part of Registration Statement on Form S-1 (No. 2-75378)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-75378)