Form 10-Q
period 1997-03-31
IEA MARINE CONTAINER INCOME FUND IV
filed 1997-06-16
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996     4

            Statements of Operations for the three months ended March 31, 1997
              and 1996 (unaudited)                                                5

            Statements of Cash Flows for the three months ended March 31, 1997
              and 1996 (unaudited)                                                6

            Notes to Financial Statements (unaudited)                             7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                               10



PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                      13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                March 31,     December 31,
                                                                                  1997            1996
                           Assets
                           ------
Current assets:
     Cash and cash equivalents, includes $946,417 at March 31, 1997
         and $1,338,087 at December 31, 1996 in interest-bearing accounts      $  964,175      $1,338,418
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                          441,986         498,339
                                                                               ----------      ----------

               Total current assets                                             1,406,161       1,836,757
                                                                               ----------      ----------

Container rental equipment, at cost                                             7,360,503       7,967,073
     Less accumulated depreciation                                              5,152,352       5,576,951
                                                                               ----------      ----------
         Net container rental equipment                                         2,208,151       2,390,122
                                                                               ----------      ----------

                                                                               $3,614,312      $4,226,879
                                                                               ==========      ==========

              Liabilities and Partners' Capital
              ---------------------------------
Partners' capital:
     General partners                                                          $   10,387      $   16,252
     Limited partners                                                           3,603,925       4,210,627
                                                                               ----------      ----------

               Total partners' capital                                          3,614,312       4,226,879
                                                                               ----------      ----------

                                                                               $3,614,312      $4,226,879
                                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                      ----------------------
                                                       March 31,    March 31,
                                                        1997          1996
                                                      --------      --------
Net lease revenue (notes 1 and 3)                     $218,956      $336,365

Other operating expenses:
   Depreciation                                         89,750       157,698
   Other general and administrative expenses            11,596         9,347
                                                      --------      --------
                                                       101,346       167,045
                                                      --------      --------

      Earnings from operations                         117,610       169,320

Other income:
   Interest income                                      14,840        19,082
   Net gain on disposal of equipment                   225,802       247,578
                                                      --------      --------
                                                       240,642       266,660
                                                      --------      --------

      Net earnings                                    $358,252      $435,980
                                                      ========      ========

Allocation of net earnings:

   General partners                                   $  3,583      $  4,360
   Limited partners                                    354,669       431,620
                                                      --------      --------

                                                      $358,252      $435,980
                                                      ========      ========

Limited partners' per unit share of net earnings      $  12.80      $  15.57
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                      Three Months Ended
                                                    March 31,        March 31,
                                                      1997             1996
                                                  -----------       -----------
Net cash provided by operating activities         $   181,573       $   460,749


Cash flows provided by investing activities:
   Proceeds from disposal of equipment                415,003           377,322


Cash flows used in financing activities:
   Distribution to partners                          (970,819)         (951,573)


Net decrease in cash and cash equivalents            (374,243)         (113,502)

Cash and cash equivalents at January 1              1,338,418         1,486,820
                                                  -----------       -----------


Cash and cash equivalents at March 31             $   964,175       $ 1,373,318
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

              As of March 31, 1997, 30% of the orginal equipment remained in the Partnership's fleet and was comprised of 1,596 twenty-foot and 1,614 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 10th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, having just completed its 15th year of operations, will focus its attention during 1997 on disposing its remaining fleet.


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

              The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


                                                                     (Continued)

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


   (2)  Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                             March 31,   December 31,
                                                               1997         1996
                                                             --------      --------
         Lease receivables, net of doubtful accounts
            of $302,211 at March 31, 1997 and $308,477
            at December 31, 1996                             $751,708      $863,002
         Less:
         Direct operating payables and accrued expenses       174,979       168,062
         Damage protection reserve                             64,302        76,359
         Incentive fees                                        70,441       120,242
                                                             --------      --------

                                                             $441,986      $498,339
                                                             ========      ========


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses and base management and incentive fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:

                                                    Three Months Ended
                                                  -----------------------
                                                   March 31,     March 31,
                                                     1997          1996
                                                  --------      --------
         Rental revenue                           $471,733      $954,670

         Less:
         Rental equipment operating expenses        84,083       220,498
         Base management fees                       98,253       179,436
         Incentive fees                             70,441       218,371
                                                  --------      --------

                                                  $218,956      $336,365
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

        As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards focusing its attention on reviewing various alternatives and opportunities for disposing its remaining container fleet. A lack of viable options during the first quarter of 1997 resulted in the Registrant's continued disposal of containers as part of its ongoing container operations. Accordingly, 272 containers were disposed during the first quarter of 1997, contributing to a decline in the Registrant's operating results and the related cash balances. At March 31, 1997, 30% of the original equipment remained in the Registrant's fleet, as compared to 32% at December 31, 1996, and was comprised of the following:


                                         20-Foot    40-Foot
                                         -------    -------
         Containers on lease:
               Term leases                   90        163
               Master lease               1,321      1,039
                                          -----      -----
                     Subtotal             1,411      1,202
         Containers off lease               185        412
                                          -----      -----

               Total container fleet      1,596      1,614
                                          =====      =====

                                                    20-Foot              40-Foot
                                                --------------       --------------
                                                Units        %       Units       %
                                                -----      ---       -----      ---
         Total purchases                        7,097      100%      3,647      100%
               Less disposals                   5,501       78%      2,033       56%
                                                -----      ---       -----      ---

         Remaining fleet at March 31, 1997      1,596       22%      1,614       44%
                                                =====      ===       =====      ===


        The Registrant's diminishing fleet size and its related operating performance contributed to an 11% decline in net lease receivables at March 31, 1997, when compared to December 31, 1996. During the first quarter of 1997, distributions from operations and sales proceeds amounted to $970,819, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $1,486,543 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997. However, the Registrant's average utilization rate of 82% at March 31, 1997 was unchanged from December 31, 1996, a direct result of the Registrant's policy to dispose of its off-hire containers. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. Although these conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will be primarily impacted by its decision to liquidate its remaining fleet.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three-month period ended March 31, 1996.

        Net lease revenue for the first quarter of 1997 was $218,956, a decline of 35% from the first quarter of 1996. Approximately 63% of the Registrant's net earnings for the three-month period ended March 31, 1997 were from gain on disposal of equipment, as compared to 57% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

        Gross rental revenue (a component of net lease revenue) for the quarter was $471,733, a decline of 51% from the same period last year. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. However, the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997 also contributed to lower average per-diem rental rates, which declined 9% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:


                                                     Three Months Ended
                                                    -------------------
                                                    March 31,  March 31,
                                                      1997       1996
                                                    --------   --------
         Average Fleet Size (measured in
            twenty-foot equivalent units (TEU))      4,932       8,525
         Average Utilization                            82%         82%

        Rental equipment operating expenses were 18% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 23% during the three-month period ended March 31, 1996. Contributing to the decline were reductions in certain expenses such as repair and maintenance, no longer incurred at levels comparable to prior periods. Additionally, direct operating expenses including storage and handling declined as a result of the Registrant's decision to dispose of its off-hire containers. The Registrant's declining fleet size and related operating performance also contributed to a decline in base management and incentive fees, when compared to the same period in the prior year.

        As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

        The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner or the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

        The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

        Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and Managing General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


        Cautionary Statement

        This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
   No.                  Description                                                Method of Filing
-------                 -----------                                                ----------------
   3(a)    Limited Partnership Agreement of the Registrant, amended and restated
           as of January 15, 1982                                                  *

   3(b)    Certificate of Limited Partnership of the Registrant                    **

   27      Financial Data Schedule                                                 Filed with this document



(b)     Reports on Form 8-K

        The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                        IEA MARINE CONTAINER INCOME FUND IV
                                        (A California Limited Partnership)

                                        By   Cronos Capital Corp.
                                             The Managing General Partner



                                        By /s/ JOHN KALLAS
                                           ----------------------------------
                                           John Kallas
                                           Vice President, Treasurer
                                           Principal Finance & Accounting
                                           Officer


Date:  June 16, 1997

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