Form 10-Q
period 1997-06-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1997-08-13
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                           14

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                            June 30,        December 31,
                                                                              1997             1996
                                                                           ----------        ----------
                   Assets
Current assets:
    Cash and cash equivalents, includes $860,024 at June 30, 1997
       and $1,338,087 at December 31, 1996 in interest-bearing accounts     $  884,414       $1,338,418
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                         301,161          498,339
                                                                            ----------       ----------

           Total current assets                                              1,185,575        1,836,757
                                                                            ----------       ----------

Container rental equipment, at cost                                          6,647,502        7,967,073
    Less accumulated depreciation                                            4,653,251        5,576,951
                                                                            ----------       ----------
       Net container rental equipment                                        1,994,251        2,390,122
                                                                            ----------       ----------

                                                                            $3,179,826       $4,226,879
                                                                            ==========       ==========

      Liabilities and Partners' Capital

Partners' capital:
    General partners                                                        $    6,015       $   16,252
    Limited partners                                                         3,173,811        4,210,627
                                                                            ----------       ----------

           Total partners' capital                                           3,179,826        4,226,879
                                                                            ----------       ----------

                                                                            $3,179,826       $4,226,879
                                                                            ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Three Months Ended              Six Months Ended
                                                ----------------------------    ----------------------------
                                                    June 30,    June 30,         June 30,      June 30,
                                                      1997        1996             1997          1996
                                                -------------- -------------    ------------ ---------------
Net lease revenue (notes 1 and 3)                   $ 92,172    $250,603         $311,128     $  586,968
Other operating expenses:
     Depreciation                                        -       134,991           89,750        292,689
     Other general and administrative expenses        13,416      10,804           25,012         20,151
                                                    --------    --------         --------     ----------
                                                      13,416     145,795          114,762        312,840
                                                    --------    --------         --------     ----------
         Earnings from operations                     78,756     104,808          196,366        274,128
Other income:
     Interest income                                  10,617      23,192           25,457         42,274
     Net gain on disposal of equipment               132,304     541,677          358,106        789,255
                                                    --------    --------         --------     ----------
                                                     142,921     564,869          383,563        831,529
                                                    --------    --------         --------     ----------
         Net earnings                               $221,677    $669,677         $579,929     $1,105,657
                                                    ========    ========         ========     ==========
Allocation of net earnings:
     General partners                               $  2,216    $  6,697         $  5,799     $   11,057
     Limited partners                                219,461     662,980          574,130      1,094,600
                                                    --------    --------         --------     ----------
                                                    $221,677    $669,677         $579,929     $1,105,657
                                                    ========    ========         ========     ==========
Limited partners' per unit share of net earnings    $   7.92    $  23.92         $  20.72     $    39.49
                                                    ========    ========         ========     ==========


   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                               --------------------------------
                                                                                   June 30,         June 30,
                                                                                     1997             1996
                                                                                --------------------------------

Net cash provided by operating activities                                         $  437,368       $  812,199

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                                             735,610        1,409,045

Cash flows used in financing activities:
     Distribution to partners                                                     (1,626,982)      (1,815,661)
                                                                                  ----------       ----------

Net increase (decrease) in cash and cash equivalents                                (454,004)         405,583

Cash and cash equivalents at January 1                                             1,338,418        1,486,820
                                                                                  ----------       ----------

Cash and cash equivalents at June 30                                              $  884,414       $1,892,403
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

          As of June 30, 1997, 27% of the original equipment remained in the Partnership's fleet and was comprised of 1,380 twenty-foot and 1,502 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 10th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, having just completed its 15th year of operations, will focus its attention during 1997 on disposing its remaining fleet.


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

                                                                     (continued)

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:



                                                                       June 30,         December 31,
                                                                         1997              1996
                                                                        --------         -----------

           Lease receivables, net of doubtful accounts
              of $364,229 at June 30, 1997 and $308,477
              at December 31, 1996                                      $614,139          $863,002
           Less:
           Direct operating payables and accrued expenses                157,620           168,062
           Damage protection reserve                                      72,705            76,359
           Incentive fees                                                 82,653           120,242
                                                                        --------          --------

                                                                        $301,161          $498,339
                                                                        ========          ========


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and base management and incentive fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:


                                                        Three Months Ended                  Six Months Ended
                                                   ---------------------------        ----------------------------
                                                      June 30,        June 30,            June 30,       June 30,
                                                        1997            1996               1997            1996
                                                   ---------------------------        ----------------------------
            Rental revenue                            $422,831        $805,582            $894,564      $1,760,252
            Less:
            Rental equipment operating expenses        151,332         219,777             235,415         440,275
            Base management fees                        96,674         157,625             194,927         337,061
            Incentive fees                              82,653         177,577             153,094         395,948
                                                      --------        --------            --------      ----------
                                                      $ 92,172        $250,603            $311,128      $  586,968
                                                      ========        ========            ========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards focusing its attention on reviewing various alternatives and opportunities for disposing its remaining container fleet. During the first six months of 1997, the Registrant disposed of 600 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results and the related cash balances. At June 30, 1997, 27% of the original equipment remained in the Registrant's fleet, as compared to 32% at December 31, 1996, and was comprised of the following:

                                                         20-Foot                   40-Foot
                                                         -------                    -----
         Containers on lease:
              Term leases                                    88                       129
              Master lease                                1,156                     1,004
                                                          -----                     -----
                  Subtotal                                1,244                     1,133
         Containers off lease                               136                       369
                                                         ------                    ------

              Total container fleet                       1,380                     1,502
                                                          =====                     =====

                                                         20-Foot                   40-Foot
                                                     --------------             -------------
                                                     Units       %              Units      %
                                                     --------------             -------------
         Total purchases                              7,097    100%             3,647    100%
              Less disposals                          5,717     81%             2,145     59%
                                                      -----    ----             -----    ----

         Remaining fleet at June 30, 1997             1,380     19%             1,502     41%
                                                      =====    ====             =====    ====


      The Registrant's diminishing fleet size and its related operating performance contributed to a 40% decline in net lease receivables at June 30, 1997, when compared to December 31, 1996. During the second quarter of 1997, distributions from operations and sales proceeds amounted to $656,163, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $970,819 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which remained at a favorable level of 81% at June 30, 1997, consistent with the December 31, 1996 utilization rate. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $92,172 and $311,128, respectively, a decline of 63% and 47% from the same three and six-month periods in the prior year, respectively. Approximately 60% and 62% of the Registrant's net earnings for the three and six-month periods ended June 30, 1997, respectively, were from gain on disposal of equipment, as compared to 81% and 71% for the same three and six-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $422,831 and $894,564, respectively, reflecting a decline of 48% and 49% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was impacted by the Registrant's diminishing fleet size, a slight decline in utilization rates and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 12% and 10%, when compared to the same three and six-month periods in the prior year, respectively. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:

                                                       Three Months Ended                 Six Months Ended
                                                     ---------------------             ----------------------
                                                     June 30,       June 30,           June 30,       June 30,
                                                      1997           1996               1997            1996
                                                     ------         ------             ------         -------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))    4,520           7,282              4,792          7,903
         Average Utilization                            82%             84%                82%            83%

      Rental equipment operating expenses were 36% and 26% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 27% and 25% during the three and six-month periods ended June 30, 1996, respectively. Contributing to the increase for the three-month period ended June 30, 1997 were increases in the provision for doubtful accounts and related legal expenses associated with the collection actions against the doubtful accounts of certain lessees. The Registrant's declining fleet size and related operating performance also contributed to a decline in base management and incentive fees, when compared to the same periods in the prior year. The Registrant's fleet became fully depreciated during the first quarter of 1997, contributing to the decline in depreciation expense.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the managing general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the managing general partner or the Registrant, Arthur Andersen confirmed to the managing general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the managing general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and managing general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.

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


----------------

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



                              IEA MARINE CONTAINER INCOME FUND IV
                              (A California Limited Partnership)

                              By     Cronos Capital Corp.
                                     The Managing General Partner



                              By      /s/ JOHN KALLAS
                                 ----------------------------------------
                                     John Kallas
                                     Vice President, Treasurer
                                     Principal Finance & Accounting Officer



Date:  August 14, 1997

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




----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated January 18, 1982, included as part of Registration Statement on Form S-1 (No. 2-75378)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 2-75378)