Form 10-Q
period 1997-09-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1997-11-10
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                              PAGE
PART I - FINANCIAL INFORMATION
  Item 1.      Financial Statements

               Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996              4

               Statements of Operations for the three and nine months ended September 30,
               1997 and 1996 (unaudited)                                                          5

               Statements of Cash Flows for the nine months ended September 30, 1997 and
               1996 (unaudited)                                                                   6

               Notes to Financial Statements (unaudited)                                          7

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                     10



PART II - OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                                                  14


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                          September 30,  December 31,
                                                                              1997          1996
                                                                           ----------     ----------
               Assets
Current assets:
   Cash and cash equivalents, includes $695,913 at September 30, 1997
      and $1,338,087 at December 31, 1996 in interest-bearing accounts     $  782,882     $1,338,418
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                         315,313        498,339
                                                                           ----------     ----------

         Total current assets                                               1,098,195      1,836,757
                                                                           ----------     ----------

Container rental equipment, at cost                                         6,049,004      7,967,073
   Less accumulated depreciation                                            4,345,348      5,576,951
                                                                           ----------     ----------
      Net container rental equipment                                        1,703,656      2,390,122
                                                                           ----------     ----------

                                                                           $2,801,851     $4,226,879
                                                                           ==========     ==========

  Liabilities and Partners' Capital

Partners' capital:
   General partners                                                        $    1,803     $   16,252
   Limited partners                                                         2,800,048      4,210,627
                                                                           ----------     ----------

         Total partners' capital                                            2,801,851      4,226,879
                                                                           ----------     ----------

                                                                           $2,801,851     $4,226,879
                                                                           ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended             Nine Months Ended
                                                    ---------------------------   ---------------------------
                                                    September 30,  September 30,  September 30,  September 30,
                                                        1997           1996           1997           1996
                                                     ----------     ----------     ----------     ----------
Net lease revenue (notes 1 and 3)                    $  165,071     $  260,417     $  476,199     $  847,385
Other operating expenses:
  Depreciation                                               --        113,674         89,750        406,363
  Other general and administrative expenses              11,180         11,269         36,192         31,420
                                                     ----------     ----------     ----------     ----------

                                                         11,180        124,943        125,942        437,783
                                                     ----------     ----------     ----------     ----------
    Earnings from operations                            153,891        135,474        350,257        409,602
Other income:
  Interest income                                         9,537         29,211         34,994         71,485
  Net gain on disposal of equipment                      45,182        402,133        403,288      1,191,388
                                                     ----------     ----------     ----------     ----------
                                                         54,719        431,344        438,282      1,262,873
                                                     ----------     ----------     ----------     ----------
    Net earnings                                     $  208,610     $  566,818     $  788,539     $1,672,475
                                                     ==========     ==========     ==========     ==========
Allocation of net earnings:
  General partners                                   $    2,086     $    5,668     $    7,885     $   16,725
  Limited partners                                      206,524        561,150        780,654      1,655,750
                                                     ----------     ----------     ----------     ----------
                                                     $  208,610     $  566,818     $  788,539     $1,672,475
                                                     ==========     ==========     ==========     ==========
Limited partners' per unit share of net earnings     $     7.45     $    20.25     $    28.17     $    59.74
                                                     ==========     ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       Nine Months Ended
                                                                  -----------------------------
                                                                  September 30,    September 30,
                                                                      1997            1996
                                                                    ---------       ---------
Net cash provided by operating activities                          $  640,315      $1,122,743

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                             1,017,717       2,541,256

Cash flows used in financing activities:
    Distribution to partners                                       (2,213,568)     (3,275,171)
                                                                   ----------      ----------

Net increase (decrease) in cash and cash equivalents                 (555,536)        388,828

Cash and cash equivalents at January 1                              1,338,418       1,486,819
                                                                   ----------      ----------

Cash and cash equivalents at September 30                          $  782,882      $1,875,647
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

         As of September 30, 1997, 24% of the original equipment remained in the Partnership's fleet and was comprised of 1,203 twenty-foot and 1,406 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 10th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, in its 16th year of operations, will focus its attention during the remainder of 1997 and subsequent periods on disposing of its remaining fleet.


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


                                                                     (Continued)

                       IEA MARINE CONTAINER INCOME FUND IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                   September 30,  December 31,
                                                        1997         1996
                                                      --------     --------
Lease receivables, net of doubtful accounts
   of $366,830 at September 30, 1997 and $308,477
   at December 31, 1996                               $539,166     $863,002
Less:
Direct operating payables and accrued expenses          91,916      168,062
Damage protection reserve                               65,134       76,359
Incentive fees                                          66,803      120,242
                                                      --------     --------

                                                      $315,313     $498,339
                                                      ========     ========


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and base management and incentive fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:

                                            Three Months Ended            Nine Months Ended
                                      ----------------------------   ----------------------------
                                      September 30,   September 30,  September 30,   September 30,
                                           1997           1996           1997           1996
                                        ----------     ----------     ----------     ----------
Rental revenue                          $  378,682     $  658,421     $1,273,246     $2,418,673
Less:
Rental equipment operating expenses         60,717        143,853        296,132        584,128
Base management fees                        86,091        124,123        281,018        461,184
Incentive fees                              66,803        130,028        219,897        525,976
                                        ----------     ----------     ----------     ----------
                                        $  165,071     $  260,417     $  476,199     $  847,385
                                        ==========     ==========     ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards focusing its attention on reviewing various alternatives and opportunities for disposing its remaining container fleet. During the first nine months of 1997, the Registrant disposed of 873 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results and the related cash balances. At September 30, 1997, 24% of the original equipment remained in the Registrant's fleet, as compared to 32% at December 31, 1996, and was comprised of the following:

                                                       20-Foot              40-Foot
                                                       -------              -------
        Containers on lease:
           Term leases                                     85                  125
           Master lease                                 1,010                1,023
                                                        -----                -----
               Subtotal                                 1,095                1,148
        Containers off lease                              108                  258
                                                       ------               ------

           Total container fleet                        1,203                1,406
                                                       ======                =====

                                                      20-Foot               40-Foot
                                                    ------------          -----------
                                                     Units     %          Units     %
                                                    ------  ----          -----  ----
        Total purchases                             7,097   100%          3,647  100%
           Less disposals                           5,894    83%          2,241   61%
                                                    -----  ----           ----- ----

        Remaining fleet at September 30, 1997       1,203    17%          1,406   39%
                                                    =====  ====           ===== ====

     The Registrant's diminishing fleet size and its related operating performance contributed to a 37% decline in net lease receivables at September 30, 1997, when compared to December 31, 1996. During the third quarter of 1997, distributions from operations and sales proceeds amounted to $586,586, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents a decline from the $656,163 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 81% at December 31, 1996 to 85% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $165,071 and $476,199, respectively, a decline of 37% and 44% respectively, from the same three and nine-month periods in the prior year. Approximately 22% and 51% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1997, respectively, were from gain on disposal of equipment, as compared to 71% for each of the three and nine-month periods in the prior year. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal may fluctuate and should contribute significantly to the Registrant's net earnings.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $378,682 and $1,273,246, respectively, reflecting a decline of 43% and 47% from the same three and nine-month periods in 1996, respectively. During 1997, gross rental revenue was impacted by the Registrant's diminishing fleet size, and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 13% and 11%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:


                                                Three Months Ended           Nine Months Ended
                                            September 30,  September 30,  September 30, September 30,
                                                1997          1996            1997         1996
                                            -------------- ------------   -------------  -----------
        Average Fleet Size (measured in
          twenty-foot equivalent units (TEU))   4,143    6,112               4,597    7,306
        Average Utilization                        83%      83%                 82%      83%



     Rental equipment operating expenses were 16% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 22% and 24%, respectively, during the three and nine-month periods ended September 30, 1996. Contributing to these declines were reductions in costs associated with favorable utilization levels, including storage and handling, as well as a decline in repair and maintenance. The Registrant's declining fleet size and related operating performance also contributed to a decline in base management and incentive fees, when compared to the same periods in the prior year. The Registrant's fleet became fully depreciated during the first quarter of 1997, contributing to the decline in depreciation expense.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
        No.                            Description                              Method of Filing
        ---                            -----------                              ----------------
         3(a)    Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of January 15, 1982

         3(b)    Certificate of Limited Partnership of the Registrant           **

         27      Financial Data Schedule                                        Filed with this document


(b)  Reports on Form 8-K

     No report on Form 8-K were filed by the Registrant during the quarter September 30, 1997.




-------------

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



                              IEA MARINE CONTAINER INCOME FUND IV
                              (A California Limited Partnership)

                              By   Cronos Capital Corp.
                                   The Managing General Partner



                              By    /s/ JOHN KALLAS
                                -----------------------------------------
                                    John Kallas
                                   Vice President, Treasurer
                                   Principal Finance & Accounting Officer



Date: November 10 , 1997

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




-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated January 18, 1982, included as part of Registration Statement on Form S-1 (No. 2-75378)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 2-75378)