Form 10-Q
period 1998-06-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1998-08-13
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-11163

                      IEA MARINE CONTAINER INCOME FUND IV,
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

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997                                             4
           Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)               5
           Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)                         6
           Notes to Financial Statements (unaudited)                                                                    7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       10
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  12

PART II -  OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                           13
  Item 3.  Defaults Upon Senior Securities                                                                             14
  Item 5.  Other Information                                                                                           14
  Item 6.  Exhibits and Reports on Form 8-K                                                                            16

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                  June 30,            December 31,
                                                                                   1998                  1997
                                                                               -------------         -------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $646,662 at June 30, 1998 and
       $846,286 at December 31, 1997 in interest-bearing accounts              $     646,762         $     846,486
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                               181,271               334,362
                                                                               -------------         -------------

           Total current assets                                                      828,033             1,180,848
                                                                               -------------         -------------

Container rental equipment, at cost                                                4,211,077             5,298,097
    Less accumulated depreciation                                                  2,947,753             3,708,668
                                                                               -------------         -------------
       Net container rental equipment                                              1,263,324             1,589,429
                                                                               -------------         -------------

                                                                               $   2,091,357         $   2,770,277
                                                                               =============         =============
               Partners' Capital

Partners' capital (deficit):
    General partners                                                           $      (5,710)        $       1,079
    Limited partners                                                               2,097,067             2,769,198
                                                                               -------------         -------------

           Total partners' capital                                                 2,091,357             2,770,277
                                                                               -------------         -------------

                                                                               $   2,091,357         $   2,770,277
                                                                               =============         =============


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months Ended                    Six Months Ended
                                                          -------------------------------     -------------------------------
                                                             June 30,          June 30,         June 30,           June 30,
                                                              1998              1997              1998               1997
                                                          -------------     -------------     -------------     -------------
Net lease revenue (notes 1 and 3)                         $     131,289     $      92,172     $     296,969     $     311,128

Other operating expenses:
    Depreciation                                                     --                --                --            89,750
    Other general and administrative expenses                    26,144            13,416            40,504            25,012
                                                          -------------     -------------     -------------     -------------
                                                                 26,144            13,416            40,504           114,762
                                                          -------------     -------------     -------------     -------------

       Earnings from operations                                 105,145            78,756           256,465           196,366

Other income:
    Interest income                                               9,609            10,617            20,420            25,457
    Net gain on disposal of equipment                            79,735           132,304           198,995           358,106
                                                          -------------     -------------     -------------     -------------
                                                                 89,344           142,921           219,415           383,563
                                                          -------------     -------------     -------------     -------------

       Net earnings                                       $     194,489     $     221,677     $     475,880     $     579,929
                                                          =============     =============     =============     =============

Allocation of net earnings:
    General partners                                      $       1,945     $       2,216     $       4,759     $       5,799
    Limited partners                                            192,544           219,461           471,121           574,130
                                                          -------------     -------------     -------------     -------------

                                                          $     194,489     $     221,677     $     475,880     $     579,929
                                                          =============     =============     =============     =============

Limited partners' per unit share of net earnings          $        6.95     $        7.92     $       17.00     $       20.72
                                                          =============     =============     =============     =============


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Six Months Ended
                                                      -----------------------------------
                                                         June 30,              June 30,
                                                          1998                  1997
                                                      -------------         -------------
Net cash provided by operating activities             $     222,682         $     437,368

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                     732,396               735,610

Cash flows used in financing activities:
    Distribution to partners                             (1,154,802)           (1,626,982)
                                                      -------------         -------------


Net decrease in cash and cash equivalents                  (199,724)             (454,004)


Cash and cash equivalents at January 1                      846,486             1,338,418
                                                      -------------         -------------


Cash and cash equivalents at June 30                  $     646,762         $     884,414
                                                      =============         =============


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

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

          As of June 30, 1998, 17% of the original equipment remained in the Partnership's fleet and was comprised of 874 twenty-foot and 956 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 10th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, in its 17th year of operations, will continue to focus its attention during the remainder of 1998 on disposing of its remaining fleet.

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


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                                  June 30,        December 31,
                                                                    1998               1997
                                                                -------------     -------------
Lease receivables, net of doubtful accounts of $36,435
  at June 30, 1998 and $60,171 at December 31, 1997             $     379,526     $     567,546
Less:
Direct operating payables and accrued expenses                        127,486           111,560
Damage protection reserve                                              41,035            55,167
Incentive fees                                                         29,734            66,457
                                                                -------------     -------------
                                                                $     181,271     $     334,362
                                                                =============     =============


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and base management and incentive fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 was as follows:


                                                   Three Months Ended                   Six Months Ended
                                             -------------------------------     -------------------------------
                                                June 30,          June 30,          June 30,           June 30,
                                                 1998               1997              1998              1997
                                             -------------     -------------     -------------     -------------
Rental revenue                               $     268,840     $     422,831     $     576,679     $     894,564
Less:
Rental equipment operating expenses                 47,664           151,332           116,458           235,415
Base management fees                                60,153            96,674           125,696           194,927
Incentive fees                                      29,734            82,653            37,556           153,094
                                             -------------     -------------     -------------     -------------

                                             $     131,289     $      92,172     $     296,969     $     311,128
                                             =============     =============     =============     =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

      December 31, 1997 marked the completion of the Registrant's 16th year of operations. As discussed in the Registrant's report for the year ended December 31, 1997, the Registrant entered 1998 with a view towards focusing its attention on reviewing various alternatives and opportunities for disposing of its remaining container fleet. During the first six months of 1998, the Registrant disposed of 462 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results and the related cash balances. At June 30, 1998, 17% of the original equipment remained in the Registrant's fleet, as compared to 21% at December 31, 1997. Due to the declining cash flows from operations and sales proceeds from a rapidly diminishing fleet, the managing general partner has determined that it is in the best interest of the limited partners to dispose of the remaining equipment in the fleet and dissolve the Partnership before such time that fixed operating costs exceed operating revenues. It is, therefore, the intent of the managing general partner to liquidate the containers and wind up the Registrant's operations as soon as it is feasible. The managing general partner is currently in the final stages of negotiations with an unaffiliated qualified buyer for the purchase of the remaining containers in the Registrant's fleet. When all of the equipment has been disposed and the Registrant's debt, receivables and liabilities have been collected and discharged, the Partnership will then be dissolved. The managing general partner will then undertake a final distribution of the Registrant's assets to the limited partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership.

      At June 30, 1998, the Registrant's fleet was comprised of the following:


                                         20-Foot       40-Foot
                                       -----------   ----------
Containers on lease:
      Term leases                               86           89
      Master leases                            696          744
                                       -----------   ----------
          Subtotal                             782          833

Containers off lease                            92          123
                                       -----------   ----------

      Total container fleet                    874          956
                                       ===========   ==========


                                                     20-Foot                      40-Foot
                                          ----------------------------   ----------------------------
                                              Units            %             Units            %
                                          -------------  -------------   -------------  -------------
Total purchases                                   7,097            100%          3,647            100%
     Less disposals                               6,223             88%          2,691             74%
                                          -------------  -------------   -------------  -------------

Remaining fleet at June 30, 1998                    874             12%            956             26%
                                          =============  =============   =============  =============

      The Registrant's diminishing fleet size and its related operating performance contributed to a 46% decline in net lease receivables at June 30, 1998, when compared to December 31, 1997. During the second quarter of 1998, distributions from operations and sales proceeds amounted to $586,149, reflecting distributions to the general and limited partners for the first quarter of 1998. This represents an increase from the $568,652 distributed during the first quarter of 1998, reflecting distributions for the fourth quarter of 1997. The increase in distributions is attributable to an increase in sales proceeds distributed to its partners. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

      Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and the three and six-month periods ended June 30, 1997.

      Net lease revenue for the three and six-month periods ended June 30, 1998 was $131,289 and $296,969, respectively, an increase of 42% and a decrease of 5%, respectively, when compared to the same three and six-month periods in the prior year. Approximately 41% and 42%, respectively, of the Registrant's net earnings for the three and six-month periods ended June 30, 1998, were from gain on disposal of equipment, as compared to 60% and 62%, respectively, for the three and six-month periods in the prior year. As the Registrant continues to dispose of its containers in subsequent periods, net gain on disposal may fluctuate and should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $268,840 and $576,679, respectively, reflecting a decline of 36% from the same three and six-month periods in 1997. Gross rental revenue was impacted by the Registrant's diminishing fleet size, and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 6% and 9%, respectively, when compared to the same three and six-month periods in the prior year. Utilization rates increased when compared to the same three and six-month periods in the prior year, as the demand for leased containers improved and the Registrant continued disposing of containers, reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and June 30, 1997 were as follows:


                                                           Three Months Ended              Six Months Ended
                                                     -----------------------------   -----------------------------
                                                        June 30,        June 30,       June 30,         June 30,
                                                         1998            1997            1998            1997
                                                     -------------   -------------   -------------   -------------
Average fleet size (measured in twenty-foot
    equivalent units (TEU))                                  2,881           4,520           3,122           4,792
Average Utilization                                             89%             82%             89%             82%

      Rental equipment operating expenses were 18% and 20%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 36% and 26%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997. The Registrant's declining fleet size and related operating performance also contributed to a decline in base management and incentive fees when compared to the same period in the prior year. The Registrant's fleet became fully depreciated during the first quarter of 1997, contributing to the decline in depreciation expense.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

         The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

         In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

         Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

         The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

         The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

         As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

         Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3.  Defaults Upon Senior Securities

         See Item 5. Other Information.


Item 5.  Other Information

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

         Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not
         CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

         The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

         CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


    Exhibit
      No.                           Description                              Method of Filing
    -------                         -----------                              ----------------
     3(a)     Limited Partnership Agreement of the Registrant, amended       *
              and restated as of January 15, 1982

     3(b)     Certificate of Limited Partnership of the Registrant           **

     27       Financial Data Schedule                                        Filed with this document


(b)   Reports on Form 8-K

      On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.






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




                       IEA MARINE CONTAINER INCOME FUND IV
                       (A California Limited Partnership)


                       By     Cronos Capital Corp.
                              The Managing General Partner




                       By     /s/ Dennis J. Tietz
                              -----------------------------------------------
                              Dennis J. Tietz
                              President and Director of Cronos Capital Corp. ("CCC") Principal Executive Officer of CCC




Date: August 14, 1998

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