Form 10-Q
period 1998-09-30
IEA MARINE CONTAINER INCOME FUND IV
filed 1998-11-12
CIK 357047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                  OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I --    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                                4

             Statements of Operations for the three and nine months ended September 30, 1998
             and 1997 (unaudited)                                                                                 5

             Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)           6

             Notes to Financial Statements (unaudited)                                                            7

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations               10

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                          11

PART II --   OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                   12

  Item 3.    Defaults Upon Senior Securities                                                                     13

  Item 5.    Other Information                                                                                   13

  Item 6.    Exhibits and Reports on Form 8-K                                                                    15

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                   September 30,       December 31,
                                                                                       1998                1997
                                                                                   -------------       ------------
                                     Assets

Current assets:
    Cash and cash equivalents, includes $2,222,667 at September 30, 1998 and
       $846,286 at December 31, 1997 in interest-bearing accounts                   $ 2,222,767         $   846,486
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                   28,490             334,362
                                                                                    -----------         -----------
           Total current assets                                                       2,251,257           1,180,848
                                                                                    -----------         -----------
Container rental equipment, at cost                                                          --           5,298,097
    Less accumulated depreciation                                                            --           3,708,668
                                                                                    -----------         -----------
       Net container rental equipment                                                        --           1,589,429
                                                                                    -----------         -----------
                                                                                    $ 2,251,257         $ 2,770,277
                                                                                    ===========         ===========
                        Liabilities and Partners' Capital

Current liabilities:
    Accounts payable and accrued expenses                                           $   288,893         $        --
                                                                                    -----------         -----------

       Total current liabilities                                                        288,893                  --
                                                                                    -----------         -----------
Partners' capital (deficit):
    General partners                                                                     (7,000)              1,079
    Limited partners                                                                  1,969,364           2,769,198
                                                                                    -----------         -----------

           Total partners' capital                                                    1,962,364           2,770,277
                                                                                    -----------         -----------

                                                                                    $ 2,251,257         $ 2,770,277
                                                                                    ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                       ------------------------------    ------------------------------
                                                       September 30,    September 30,    September 30,    September 30,
                                                          1998              1997             1998             1997
                                                       -------------    -------------    -------------    -------------
Net lease revenue (expense) (notes 1 and 3)             $ (88,850)        $ 165,071        $ 208,119        $ 476,199

Other operating expenses:
    Depreciation                                               --                --               --           89,750
    Other general and administrative expenses              10,631            11,180           51,135           36,192
                                                        ---------         ---------        ---------        ---------
                                                           10,631            11,180           51,135          125,942
                                                        ---------         ---------        ---------        ---------
       Earnings (loss) from operations                    (99,481)          153,891          156,984          350,257

Other income:
    Interest income                                        10,612             9,537           31,032           34,994
    Net gain on disposal of equipment                     406,048            45,182          605,043          403,288
                                                        ---------         ---------        ---------        ---------
                                                          416,660            54,719          636,075          438,282
                                                        ---------         ---------        ---------        ---------
       Net earnings                                     $ 317,179         $ 208,610        $ 793,059        $ 788,539
                                                        =========         =========        =========        =========
Allocation of net earnings:
    General partners                                    $   3,172         $   2,086        $   7,931        $   7,885
    Limited partners                                      314,007           206,524          785,128          780,654
                                                        ---------         ---------        ---------        ---------
                                                        $ 317,179         $ 208,610        $ 793,059        $ 788,539
                                                        =========         =========        =========        =========
Limited partners' per unit share of net earnings        $   11.33         $    7.45        $   28.33        $   28.17
                                                        =========         =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       Nine Months Ended
                                                             -----------------------------------
                                                             September 30,         September 30,
                                                                 1998                  1997
                                                             -------------         -------------
Net cash provided by operating activities                     $   352,298           $   640,315

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                         2,624,956             1,017,717

Cash flows used in financing activities:
    Distribution to partners                                   (1,600,973)           (2,213,568)
                                                              -----------           -----------
Net increase (decrease) in cash and cash equivalents            1,376,281              (555,536)

Cash and cash equivalents at January 1                            846,486             1,338,418
                                                              -----------           -----------
Cash and cash equivalents at September 30                     $ 2,222,767           $   782,882
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

          Commencing in 1991, the Partnership's 10th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with one of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. The Partnership, in its 17th year of operations, has focused its attention on disposing of its remaining fleet. As of September 30, 1998, the remaining equipment in the Partnership's fleet was sold.

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                          -------------     ------------
          Lease receivables, net of doubtful accounts of $48,445
            at September 30, 1998 and $60,171 at December 31, 1997          $ 28,490          $567,546
          Less:
          Direct operating payables and accrued expenses                          --           111,560
          Damage protection reserve                                               --            55,167
          Incentive fees                                                          --            66,457
                                                                            --------          --------
                                                                            $ 28,490          $334,362
                                                                            ========          ========

                      IEA MARINE CONTAINER INCOME FUND IV,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and base management and incentive fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue (expense) for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                                          Three Months Ended                  Nine Months Ended
                                                   --------------------------------     -------------------------------
                                                   September 30,      September 30,     September 30,     September 30,
                                                       1998               1997              1998              1997
                                                   -------------      -------------     -------------     -------------
          Rental revenue                             $    3,085         $  378,682        $  579,764        $1,273,246
          Less:
          Rental equipment operating expenses                --             60,717           116,458           296,132
          Base management fees                           53,367             86,091           179,063           281,018
          Incentive fees                                 38,568             66,803            76,124           219,897
                                                     ----------         ----------        ----------        ----------
                                                     $  (88,850)        $  165,071        $  208,119        $  476,199
                                                     ==========         ==========        ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

      As discussed in prior quarterly reports, the managing general partner has focused its efforts on liquidating the remaining equipment in the fleet and winding up the Registrant's operations. The Registrant disposed of the balance of its container equipment during the first nine months of 1998, totaling 2,292 containers, equaling approximately 21% of the Registrant's original fleet of containers. During the second calendar quarter of 1998, CCC, as the managing general partner of the Registrant, sought bids from independent buyers of used containers for the remaining fleet of containers owned by the Registrant. The Registrant accepted the highest bid and sold its remaining 1,826 containers to an unrelated third party during the third calendar quarter of 1998 for $1,668,600 in cash. The sales price represented approximately 132% of the net book value, at June 30, 1998, of the containers sold. At the time of sale, at the buyer's request, CCC agreed to manage the containers sold under an equipment lease agreement with a term expiring August 31, 2001, subject to annual one-year renewal terms, unless the buyer or CCC elects not to renew the terms of the agreement. The terms of the management agreement were independently negotiated between the buyer and CCC.

      With the sale of the Registrant's remaining containers during the third calendar quarter of 1998, the Registrant's container operations have ceased. The Registrant is currently in the final phase of the liquidation and wind-up stage of operations, focusing on the collection of its lease receivables, a component of net lease receivables. The Registrant anticipates that the remaining net lease receivables will be collected and the liabilities discharged during the fourth quarter of 1998, or as soon as practicable. By year end, the Registrant will then undertake a final distribution to its partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership. The Partnership will then be dissolved. The remaining cash balance at September 30, 1998 includes amounts reserved for expenses relating to the Registrant's final liquidation and subsequent dissolution.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

      At the beginning of 1998, the Registrant had 2,292 containers remaining in the fleet. These containers were disposed of during 1998. Accordingly, the Registrant's container operations ceased during the third quarter of 1998. Approximately 128% and 76%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1998, were from gain on disposal of equipment, as compared to 22% and 51%, respectively, for the same three and nine-month periods in the prior year. In the future, rental equipment operating expenses, a component of net lease revenue, will consist of costs associated with the recovery of the doubtful accounts of certain lessees, including legal expenses and the provision for doubtful accounts. General and administrative expenses included investor processing, tax, legal, and audit expenses.

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

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

         The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit
          No.                             Description                                   Method of Filing
        -------      ----------------------------------------------------           ------------------------
          3(a)       Limited Partnership Agreement of the Registrant,
                     amended and restated as of January 15, 1982                    *

          3(b)       Certificate of Limited Partnership of the Registrant           **

          27         Financial Data Schedule                                        Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


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

Date: November 13, 1998

                                  EXHIBIT INDEX

 Exhibit
   No.                             Description                               Method of Filing
 -------      ----------------------------------------------------       ------------------------
   3(a)       Limited Partnership Agreement of the Registrant,
              amended and restated as of January 15, 1982                *

   3(b)       Certificate of Limited Partnership of the Registrant       **

   27         Financial Data Schedule                                    Filed with this document

-----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated January 18, 1982, included as part of Registration Statement on Form S-1 (No. 2-75378)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 2-75378)